Form 10-K
period 1993-12-31
CONVEX COMPUTER CORP
filed 1994-03-30
CIK 743653

SECURITIES AND EXCHANGE COMMISSION
             WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

__X__ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended:  December 31, 1993 or

_____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from ___________ to___________

Commission file number :  1-10386

              CONVEX COMPUTER CORPORATION
(Exact name of registrant as specified in its charter)

            Delaware                       75-1838006
 (State or other jurisdiction of       (I.R.S. Employer
 incorporation or organization)    Identification Number)

     3000 Waterview Parkway
        Richardson, Texas                     75080
(address of principal executive offices)   (zip code)

Registrant's telephone number, including area code:  (214)497-4000

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock,
  $.01 par value

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]
  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No
  The aggregate market value of voting stock held by non-affiliates of the registrant as of March 18, 1994 was $137,964,033 based upon the last sales price reported for such date on the New York Stock Exchange. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant, have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.
  At March 18, 1994, registrant had outstanding 25,711,074 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the definitive proxy statement for the Annual Meeting of Shareholders to be held on May 12, 1994, (the "Proxy Statement").

PART I

ITEM 1.  BUSINESS

GENERAL

Convex Computer Corporation ("Convex" or the "Company") designs, manufactures, markets and services a family of high performance computers for engineering, scientific and technical users. The Company's current product family ranges from metacomputing, consisting of specialized hardware integrated with advanced software, to a single-processor scalar/vector machine to a multiprocessor parallel supercomputer, and ranges in price from under $300,000 to more than $8 million. Convex shipped its first production system in March 1985, and most recently introduced its third generation of supercomputers in May 1991. In addition, the Company has announced that it is currently developing a fourth generation product as well as a scalable parallel product that it plans to introduce in 1994. The Company has installed 1290 systems at 643 industrial and research customers in 48 countries. Convex Computer Corporation was incorporated under the laws of the State of Delaware on September 8, 1982.

MARKETS and CUSTOMERS

The growing need for computer-aided simulation techniques in the development of new products, combined with the improved price/performance relationships available in scientific and engineering computer systems, has contributed to the growth of the technical computing market. Within that market, Convex focuses on the following segments:

Discrete Manufacturing encompasses the use of computers in the process of designing and manufacturing products or structures. This market includes mechanical engineering applications. The availability of third-party software packages is especially important to end-users in this market segment. Key software programs which address this market and which run on Convex computers include
Nastran and Ansys, two of the major structural analysis packages.
Convex customers in this market include Ford Motor Company, Mercedes Benz AG, and Gulfstream Aerospace. Approximately 26% of the Convex installed base as of December 31, 1993 is in this market.

The government/aerospace market includes applications such as computational fluid dynamics, signal and image processing, telemetry, cryptography, pattern recognition and other data acquisition and processing functions. Command and control systems, training simulators and support and logistics systems are other important segments of this market. Convex customers in this market include the U.S. National Aeronautics and Space Administration, the U.S.
Department of Defense, Lockheed Missiles and Space Company, and
Arnold Air Force Base. Approximately 19% of the Convex installed base as of December 31, 1993 is in this market.

Computational chemistry is a potential growth market being addressed by Convex. Use of computers to simulate chemical reactions is greatly increasing the productivity of research laboratories and supplementing the use of "wet labs" in many new areas. Convex customers in this market include research institutions such as the U.S. National Institutes of Health, General Electric Company and the Max Planck Institute in Germany, software vendors and universities such as Harvard and Oxford, all of whom are developing software for this new market, and commercial pharmaceutical users such as Schering-Plough and Bayer.
Approximately 12% of the Convex installed base as of December 31, 1993 is in this market.

The petroleum market is characterized by applications relating to the exploration for and the management of natural resources. These applications include seismic data processing and interpretation, well logging analysis, reservoir modeling and production analysis.
Convex customers in this market include major oil and gas companies such as Royal Dutch Shell, Mobil and PEMEX, seismic contractors such as Digicon Inc., Compagnie General de
Geophysique, universities such as Cambridge and Stanford and third-party software vendors developing software for this industry. Approximately 15% of the Convex installed base as of December 31, 1993 is in this market.

Advanced research has historically been a major market for computers of all types and represents an important market for the Company. Examples of applications in this market include medical
research and high-definition television development.   Customers
include academic institutions such as the University of London Computing Center, Delft University of Technology, and Universite Catholique de Louvain, government laboratories, research institutes and research departments of large corporations such as Sony. Approximately 19% of the Convex installed base as of December 31, 1993 is in advanced research.

Data Management is a growing market where computers are used as a server to manage, store, archive, and retrieve data. In these applications, computer platforms are integrated with high performance software and peripherals, including RAID disk technology, tape robots, and multiple network connections. Demand for these applications comes from the other segments served by the Company and include customers such as Mobil Exploration and Production Services Inc., the University of London Computing
Centre, the Centre for Scientific Computing (Helsinki, Finland), and the Numerical Aerodynamic Simulation Systems Division at NASA
Ames Research Center. Approximately 2% of the Convex installed base is in this market, but it represented approximately 17% of the 1993 installations.

Emerging markets represent new applications and market opportunities for Convex products. New uses for Convex supercomputers include environmental research, oceanographic studies, linear programming, pipeline management, construction, real-time simulation and visualization. Customers in this market include the Danish Meteorological Institute, METEO, and DKRZ, the German Climate Computer Center. Approximately seven percent of the Convex installed base is in emerging markets.

HARDWARE PLATFORMS

Convex currently offers the C3 Series of 20 compatible and expandable supercomputers, as well as a series of systems which feature fully integrated real-time hardware and software capabilities and additionally a metacomputing environment consisting of specialized hardware systems integrated with advanced software. All Convex supercomputers offer a broad range of price and performance for its customers. These families of systems provide a smooth growth path from a single-processor scalar/vector machine to a high-end, eight-processor, tightly-coupled, parallel supercomputer. The Company's memory subsystem ensures that memory access is rarely a bottleneck and that processors can operate at their full potential. Large physical memory, expandable up to four gigabytes, allows applications to fit in physical memory, thereby reducing the time required for large simulations.

Convex systems utilize all three forms of processing common in scientific and engineering applications: scalar processing in which operations are performed on one element at a time; vector processing, in which simultaneous operations occur on arrays of data; and parallel processing, in which two or more processors simultaneously operate on different portions of a program. A distinctive hardware-based technology, Automatic Self-Allocating Processors ("ASAP"), automatically takes software code that has been parallelized by the Convex compilers and splits it among the available processors. This technique is faster and more efficient than the commonly used static allocation technique which assigns processors to execute a single job and leaves idle processors waiting for parallel code that may never arrive. Unlike other parallel processing architectures, the ASAP approach never requires the programmer to use special programming techniques to take advantage of the parallel hardware technology.

The Company is also presently developing the next generation C
Series family of products. This generation is intended to replace the existing C3 Series of products. The new products will be compatible with existing C Series products and are planned to deliver improved performance at approximately the same prices as the existing products. As planned, the system will offer up to 6 GFLOPS of maximum performance with up to 4GB of physical memory. The development effort for this product family is nearing completion, but the completion and ultimate introduction of this product line is dependent on the Company receiving a number of key semiconductor components from its suppliers. While the Company believes that it will receive the necessary devices, there can be no assurance that the suppliers of these devices will successfully complete their development efforts or once completed that they will be capable of manufacturing these devices in quantities sufficient to allow the Company to achieve volume production of the new product family.

In March of 1994, Convex introduced the Exemplar product line, a new family of scalable parallel processing systems. The system is based on RISC microprocessors from Hewlett-Packard Company and incorporates a completely new hardware architecture from that previously delivered in the C Series product family. The system is planned to scale from 2 to 128 processors with scalable memory, I/O and operating system features that are balanced with the processing capability in any processor configuration. The system is planned to deliver up to 25 GFLOPS of processing with up to 32 GB of shared memory. Initial shipments of entry level configurations (up to 8 processors) will begin in the first quarter of 1994. Systems in larger configurations are planned to be introduced throughout 1994 as the final development effort on larger configurations is completed.

SOFTWARE PRODUCTS

Convex offers a wide range of software products to assist its customers in achieving maximum speed and productivity with minimal incremental resource investments. C Series products are fully software compatible. Convex customers can move up the Convex product line taking advantage of all of the software, both third-party and internally developed, that they have been using on their current Convex products.

Convex believes that the combination of its UNIX-based operating system, advanced compiler technology, third party application program availability, and networking products offer its customers increased productivity and ease-of-use, thereby increasing market acceptance of its systems. The foundation of the Convex software environment is the ConvexOS operating system, an enhanced high-performance version of UNIX 4.2 and 4.3bsd developed at the University of California, Berkeley. Extensions range from file system performance enhancements, which enable programs to profit from the innate parallelism in the input/output systems, to features allowing a single process greater access to system resources such as memory.

One of the Company's major technological achievements has been its development of a vectorizing/optimizing/parallelizing compiler technology that enables Convex systems to utilize existing applications software. This compiler technology, currently available for FORTRAN, C and Ada, permits programmers to take advantage of vector and parallel processing without learning new programming techniques. The compilers identify opportunities for optimization and vectorization, instruction pipelining, and parallel processing and then automatically generate software code that best utilizes the Convex architecture. In addition, Convex offers the Convex Application Compiler which identifies opportunities for parallelization across a customer's entire software application.

The availability of third-party application software is often a critical element of a customer's decision criteria when evaluating computer systems. Convex actively promotes and supports the development and conversion of third-party application software to run on Convex hardware. Over 1300 third-party applications are now available on Convex systems, including industry-leading programs used in each of the Company's target markets. Key industrial and research applications which are available include structural analysis, computational fluid dynamics, graphics and leading applications for the petroleum, electronics and chemistry markets.

To aid communication between computer systems, Convex offers connectivity to almost every industry-standard network interface.
The Convex Network File System allows users to share a common base of files across different systems. In addition, Convex supports X Windows, a network-based window system which provides users access to a wide array of computing resources and the ability to execute multiple applications simultaneously.

In March of 1994, Convex introduced the Exemplar product line, a new family of computer systems. The software elements of this new product family include a new operating system that incorporates components from several sources. The integration and performance tuning of these components is critical to the overall success of the product. These efforts will continue throughout 1994 as the development efforts for the top-end of the product line are completed. While the Company believes that these efforts will be successful, there can be no assurance that overall performance of the new operating system will reach satisfactory levels as a result of these efforts. Market acceptance of this product family is also highly dependent on third party software vendors porting their applications to the product. While the Company is working with a number of vendors to accomplish this result, there can be no assurance that the third party vendors will undertake the necessary efforts, or that the porting efforts will yield competitive software applications on the Company's new product.

SALES AND DISTRIBUTION

Convex sells directly to end-users in the United States, Canada, the United Kingdom, France, Germany, Italy, The Netherlands,
Switzerland, Denmark, Sweden, Greece, Norway, Finland, Belgium, Japan, Australia, Singapore and Taiwan. Convex has contracted with OEMs and with full-service independent distributors in certain other countries, including Japan, Spain, South Korea, Hong Kong,
Malaysia, Indonesia and India.

The Company attempts to ship product to its customers as promptly as practicable upon receipt of a purchase order and generally does not maintain a significant backlog. However, backlog for C3800 systems and upgrades was reported at approximately $42 million in 1991 and $20 million in 1992, which the Company believes was due to availability limitations. During 1993 the C3800 backlog declined to near zero and remained at that level through year-end. Adding to the difficulty of predicting future revenues, a significant portion of the Company's sales often occur in the last month of a fiscal quarter, a pattern that the Company believes is common in the computer industry and due in part to the budgetary cycles of its customers. Accordingly, revenues and net income have the potential to fluctuate on a quarterly basis depending upon the timing of orders and shipments.

Several of the Company's customers which are agencies of the U.S. government collectively accounted for approximately 16% of total revenue in 1993, approximately 13% of total revenue in 1992 and approximately 15% in 1991. During 1989, one distributor of the Company's products, Tokyo Electron Limited, accounted for 12% of total revenues. No single end-user customer has accounted for more than 10% of total revenues in the last five years.

SERVICE AND SUPPORT

The Company's direct service organization includes hardware engineers, technicians and software experts who provide customer assistance, support installations, conduct training classes, perform periodic maintenance and provide on-demand service and support in the event of any customer problems. Convex also provides a dial-in hotline and remote diagnostic capabilities to provide problem resolution from the Company's headquarters.

In 1992 the Company entered the systems integration business in which it performs a service for the customer by integrating hardware and software. The growth in service revenue for the last two years has been sustained by the increase in this business which is now approximately 32% of service revenue. Service revenue in total has grown from 20% of total revenue in 1991 to just under 40% of total revenue in 1993.

MANUFACTURING AND QUALITY

To maintain product quality and to control production cycles to satisfy customer demand, Convex has implemented an internal manufacturing capability. The Company's manufacturing operations are located in Richardson, Texas, and consist primarily of assembly and test of parts, components and subassemblies and final assembly of the product.

Convex principally uses standard off-the-shelf components available from multiple vendors. However, certain parts and components used in the Company's products are currently available only from limited sources. These include such items as custom VLSI gate arrays, which are designed by Convex and manufactured by Fujitsu
Microelectronics Incorporated, custom gallium arsenide gate arrays manufactured by Vitesse Semiconductor Corporation, and custom
BiCMOS gate arrays manufactured by Texas Instruments. In 1994 both the next generation C Series product and the scalable parallel product will make use of leading edge semiconductor devices. As a result, the Company has only one source for certain key components. There are still significant technical and manufacturing uncertainties involved in the Company successfully bringing these new products to market. In addition, the Company's ability to manufacture its new products in quantities adequate to meet potential demand will require that the Company receive sufficient quantities of these semiconductor devices. Convex attempts to reduce risks of interruption in its supply of components by establishing backup vendors where feasible.

RESEARCH AND PRODUCT DEVELOPMENT

The Company's research and development programs are currently focused on developing its next generation of C Series product and a scalable parallel product based on Hewlett-Packard Company's PA-RISC technology. A significant percentage of the Company's research and development investment is being devoted to software development. Convex intends to continue making substantial investments in research and development activities to enhance its competitive position. For the fiscal years ended December 31, 1991, 1992 and 1993, research and development expenses were $30 million, $33 million and $33 million, respectively.

COMPETITION

The computer business is intensely competitive and characterized by rapid technological advances in both hardware and software. The entire Convex product line competes with that of Cray Research, Inc. ("Cray"). Convex products compete with those IBM products which incorporate vector facilities. The Company's products also compete with systems offered by DEC. Each of these competitors is much larger than Convex and has substantial financial resources and a large installed base of customers. The Company also competes against several vendors who offer high-performance workstation and server products at relatively low prices.

Convex expects to see additional direct competition, both from established companies and new market entrants. New competition could result from existing computer vendors electing to address the Company's traditional markets with product offerings incorporating vector and parallel processing techniques. New competition may also result from vendors providing increasingly powerful workstation and server products which incorporate relatively inexpensive microprocessors. Finally, companies are continually evaluating new computer architectures, an example of which is massively parallel processors, which could be targeted at the same customers being served by Convex.

The potential impact on the Company's business of new products from Cray, IBM, DEC and others is not known. However, introduction of new products could cause delays in customer orders as customers evaluate the new product offerings before reaching a final purchase decision. Convex competes on the basis of price, performance and ease of use. Convex believes that its current family of products is facing increasingly difficult competition and the new products planned for introduction in 1994 will be necessary to compete favorably with respect to these factors.

PATENTS AND LICENSES

The Company has been issued 17 patents in the United States and 2 in certain foreign countries. Additionally, the Company has 16 applications for patents pending in the United States and 5 patent applications pending in certain foreign countries. The patents and patent applications relate to various aspects of the Company's product architecture. There can be no assurance that patents will be issued or that, once issued, the patents can be successfully defended. Convex believes that, while patents may offer a measure of legal protection, they are less significant to the success of the Company than such factors as innovation and technical expertise.

Convex has entered into a cross-license agreement with Cray
Research, Inc. which grants a perpetual cross-license of each company's existing and pending patents as of May 29, 1986. Neither party is responsible for any fees or royalties to the other under this agreement.

The Company has also entered into a non-exclusive perpetual license with American Telephone and Telegraph Company for the UNIX operating system under which the Company may grant sublicenses to its customers. Convex also has been granted other non-exclusive licenses for certain software which permit the Company to grant sublicenses to its customers.

RELATIONSHIP WITH THE HEWLETT-PACKARD COMPANY

In March of 1992, the Company entered into a series of technology and commercial agreements as well as a Stock Purchase Agreement with the Hewlett-Packard Company ("HP"). Under the technology and commercial agreements, Convex and HP exchanged certain core technologies including HP providing Convex with RISC compiler technology and Convex providing HP with supercomputer compiler technology. In addition, Convex has the right to purchase from HP various PA-RISC components for the Company's future MPP products. Finally, Convex and HP have entered into a non-exclusive cross-license covering various of each company's existing, pending and future computer-related products. In April of 1993, this agreement was extended to include HP's license to Convex for its HP-UX operating system and related software technologies in return for current and future software technologies from Convex.

Pursuant to the Stock Purchase Agreement, HP purchased approximately 1.2 million shares of Common Stock from the Company (which represents approximately 5% of the total outstanding Common Stock of the Company) at a purchase price of approximately $18 million. In connection with this Agreement, the Company and HP agreed to meet in late 1994 and again in late 1996 to discuss possible increases in ownership by HP, although no right or obligation to purchase additional shares was established.

During the term of the Stock Purchase Agreement, the Company has agreed to certain covenants. These include the right of HP in certain circumstances to acquire additional shares from the Company if the Company sells shares of Common Stock to third parties. In addition, the Company has agreed that, if HP's ownership reaches 10% of the Company's outstanding Common Stock, HP will be entitled to designate one nominee for election to the Company's Board of Directors. Finally, the Company granted HP certain registration rights.

EMPLOYEES

As of December 31, 1993, the Company employed 1,006 full-time employees, of whom 252 were employed in research and development, 504 in sales, support and marketing, 165 in manufacturing and quality and 85 in finance and administration. None of the Company's employees is represented by a labor union and Convex believes its employee relations to be excellent.

ITEM 2. PROPERTIES

The Company has occupied its current location since 1989. This single-tenant facility in Richardson houses the corporate headquarters, research and development and the manufacturing facilities. It was expanded during 1990 from approximately 260,000 square feet to a total of approximately 300,000 square feet. It is located in the Dallas metropolitan area, and is under a fifteen year lease expiring in 2004. Land is available at the new site to accommodate total office and manufacturing space of over 500,000 square feet. In addition, the Company has entered into an agreement to lease an additional 70,000 square feet at a site adjacent to its corporate headquarters. The Company leases 51 sales and service offices in other locations throughout North America, Europe and the Pacific Rim. The
Company also plans to add additional sales and service offices as required.

ITEM 3.  LEGAL PROCEEDINGS

On August 2 and 7, 1991, two separate complaints were filed against the Company and certain of its officers and directors in the United States District Court for the Northern District of Texas. The two cases were consolidated. Plaintiffs filed a Consolidated Amended Complaint (the "Amended Complaint") on October 18, 1991, which purports to be a class action lawsuit on behalf of persons who purchased Convex stock between January 31, 1991 and July 29,
1991. The Amended Complaint alleges that defendants violated specific provisions of the federal securities laws, namely Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and Texas common law.

Subsequent to December 31, 1993 the Company reached an agreement in principle to settle this class action lawsuit, subject to final approval by the court. The Company has included a charge for the $2.5 million estimated cost of settlement in the 1993 results.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
         SECURITY HOLDERS

Not  applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names of the Company's executive officers and certain information about them are set forth below:

Name                 Age    Position with Company
- - - -------------------- ---    -----------------------------------------------
Robert J. Paluck      46    Chairman of the Board and Chief Executive Officer
Steven J. Wallach     48    Senior Vice President, Technology; Director
James A. Balthazar    40    Vice President, Marketing
Matthew S. Blanton    53    Vice President, Advanced Development
William G. Bock       43    Senior Vice President, Worldwide Sales
Philip N. Cardman     46    Vice President, General Counsel; Secretary
Thomas M. Jones       47    Vice President, Data Management Systems
J. Cameron McMartin   37    Vice President, Finance and Chief Financial Officer
Daniel N. McQuay      49    Vice President, Manufacturing
Terrence L. Rock      47    President

Mr. Paluck, a founder of the Company, has served as Chief
Executive Officer and as a director since the Company's inception in September 1982, and as President from inception until May 1993.
Mr. Paluck was appointed Chairman in July 1989. Before founding Convex, Mr. Paluck was Vice President, Product Development and Marketing for Mostek Corporation, a semiconductor manufacturer, where he spent eleven years. Mr. Paluck holds a BSEE from the University of Illinois and an MBA from Southern Methodist University.

Mr. Wallach, a founder of the Company, has served as Vice
President, Technology and has been a director since its inception in September 1982. Mr. Wallach was named Senior Vice President in January 1990. Prior to founding Convex, he served as Product Marketing Manager at ROLM Corporation for the 32-bit mil-spec computer system from 1981 to 1982. Mr. Wallach was Manager of Advanced Development of Eclipse Systems for Data General
Corporation from 1975 to 1981, where he was the principal architect of the 32-bit Eclipse MV superminicomputer series. Mr. Wallach received a BSEE from the Polytechnic Institute of Brooklyn, an MSEE from the University of Pennsylvania and an MBA from Boston University. He is the inventor with respect to 33 patents in various areas of computer design.

Mr. Balthazar joined Convex in April 1984. He initially worked in third party marketing, moving to Manager of Product Marketing in 1987 and to European Sales and Marketing Director in 1989. In January 1991, he was promoted to Vice President, Marketing. Prior to joining Convex, Mr. Balthazar worked as a mechanical engineering consultant for Structural Dynamics Research Corporation, Cincinnati, Ohio, and for University Computing Corporation, Dallas, Texas. Mr. Balthazar holds a BS in Agricultural Engineering from the University of Maryland and an MS from Cornell University in Theoretical and Applied Mechanics.

Mr. Blanton joined Convex in November 1990 and held various positions in engineering management. In February 1993 Mr. Blanton was named Vice President, Advanced Development. Prior to joining
Convex, Mr. Blanton served as president of Vadis, Inc from 1989 to 1990. Mr. Blanton worked for ROLM Corporation from 1981 through 1989 and served as General Manager of their desktop products division. He holds an MSEE degree from Southern
Methodist University and a BSEE degree from Texas A & M.

Mr. Bock joined Convex in May 1984 as Vice President, Finance and Chief Financial Officer, and was named Senior Vice President in January 1990. In February 1993, Mr. Bock was named Senior Vice President, Worldwide Sales. From 1975 to 1984, Mr. Bock worked for Texas Instruments in various finance and accounting positions, most recently as the Vice President and Controller for the Data Systems Group. Mr. Bock has a BS in Computer Science from
Iowa State University and an MS in Industrial Administration from Carnegie-Mellon University and is a certified public accountant in the State of Texas.

Mr. Cardman joined Convex in July 1989 as Vice President, General Counsel and Secretary. From 1981 to 1989, Mr. Cardman was employed by Tandem Computers Incorporated. Mr. Cardman's two most recent positions with Tandem were as General Counsel and Director of Business Development for Tandem Computers Europe and as the Director of International Business. Mr. Cardman holds a BA from Washington University and a JD from Duke University.

Mr. Jones joined Convex in October 1982 as the Manager of
Hardware Development, and in March 1988 was appointed Vice
President, Advanced Development. In March 1993 Mr. Jones was named Vice President and General Manager, Data Management
Systems.  Prior to joining Convex, Mr. Jones was Manager of Logic
Design at the Data General facility in North Carolina. Mr. Jones holds a BS in Engineering Physics from the University of California, Berkeley.

Mr. McMartin joined Convex in May 1989 as Director, Treasury Services and Investor Relations and was named Controller, Worldwide Sales, Service and Marketing in July 1990. Mr. McMartin was promoted to Vice President, Finance and Chief Financial Officer in March 1993. Prior to joining Convex, Mr. McMartin worked for Texas Instruments Incorporated in various finance and accounting positions, most recently as Controller, Peripheral Products Division. Mr. McMartin holds a BA from Trinity University and an MBA from the University of Michigan.

Mr. McQuay joined Convex in 1984 as Material Operations Manager. In April 1993, Mr. McQuay was named Vice President of Manufacturing. He worked approximately 14 years for Texas Instruments in manufacturing, production control, and material planning management before joining Convex. Mr. McQuay holds a BA degree in Marketing from the University of Houston.

Mr. Rock joined Convex as Vice President of Operations in
November 1983, and was named Senior Vice President in January
1990. In April 1993, Mr. Rock was promoted to Senior Vice
President and Chief Operating Officer, and was named President in May 1993. Mr. Rock previously worked for Texas Instruments from 1970 to 1983, in a variety of manufacturing and materials positions, most recently as Materials Manager for the Data Systems Group.
Mr. Rock holds a BSME from the South Dakota School of Mines and Technology.


PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is listed on the New York Stock
Exchange under the symbol "CNX." The tables below present the range of high and low prices for the Common Stock for the period indicated. On December 31, 1993, there were 1,941 holders of record of the Company's Common Stock. The Company has not paid dividends on its Common Stock since its incorporation and anticipates that for the foreseeable future it will continue to retain its earnings for use in its business.


                                                1993 Quarters
                                  ------------------------------------
                                     4th      3rd      2nd      1st
                                  --------  -------- -------- --------
Price range per share
         High                      $6 1/8    $5 7/8   $6 7/8   $8 5/8
         Low                       $5        $3 5/8   $4 1/4   $5 1/4


                                                 1992 Quarters
                                   ------------------------------------
                                     4th      3rd      2nd       1st
                                   -------- --------  -------- --------
Price range per share
         High                      $8 1/8   $7 7/8   $11 5/8    $16 3/8
         Low                       $4 3/4   $5 1/4   $ 7        $10 1/4


ITEM 6.  SELECTED FINANCIAL DATA

Five-Year Financial Summary
(In thousands, except per share data)
                                                         Years Ended December 31,
                                        ----------------------------------------------------------------
                                            1993        1992           1991          1990        1989
                                        -----------    -----------  -----------  ----------- -----------

Operating data:

Revenue                                   $193,119      $231,819     $198,099     $209,327    $158,607
Operating income (loss)                    (60,861)        6,194       (8,977)      25,057      17,356
Income (loss) before
  extraordinary credit                     (63,804) (2)    2,788       (6,891)      18,432      11,450
Net income (loss)                          (63,804) (2)    2,788       (6,891)      18,432      11,747 (1)
Income (loss) per share before
  extraordinary credit                       (2.53) (2)       .11        (.31)         .88         .60
Net (loss) income per share                  (2.53) (2)       .11        (.31)         .88         .62 (1)
Shares used in computing earnings
  per share                                 25,222         24,577       22,122      20,899      18,912

Balance sheet data :

Working capital                             104,204       151,421      143,682     151,208     105,281
Total assets                                254,276       312,194      272,648     266,992     173,106
Total long-term debt                         67,593        71,076       63,757      64,433      62,124
Shareholders' equity                        112,385       173,754      145,925     142,809      79,518

The accompanying notes to the financial statements and Management's
Discussion and Analysis should be read in conjunction with this Five-Year
Summary.

(1) Includes $297, or $.02 per share, of extraordinary credit resulting from the tax benefit of utilization of net operating loss carryforwards during 1989.

(2) Includes restructuring and other charges of $36 million.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Overview

In the first quarter of 1993, the Company reported revenues equal to the levels achieved in 1992. However, the Company also experienced a significant drop in the order rate and a resulting decline in the value of its backlog. When the low order rate continued in the second quarter of 1993 and product revenues declined, the Company implemented a restructuring program designed to reduce costs, to increase the Company's competitive strength and to improve its financial performance. The Company believes the expenses in the second half of 1993 showed a reduction due to the implementation of the restructuring program.

In the second half of 1993, order rates remained low and the Company operated at a net loss in both the third and fourth quarters. The Company believes that order rates for the Company's products will continue to be adversely affected by economic uncertainties and tight customer budgets in the U.S., and in Europe and Japan, the Company's major markets outside the U.S. In addition, customers in the high-performance technical marketplace are faced with a wide array of choices of technology which the Company believes will also result in delayed buying decisions, lengthened sales cycles and intense price competition. As a result, the Company expects to see continued pricing pressure in 1994 with first half revenue levels at or below the levels achieved in the second half of 1993.

The Company expects to introduce two new products in the first half of 1994 (see discussion under "Research and Development") which will result in an increase in capital expenditures (see discussion under "Liquidity and Capital Resources").

Revenue

For the year ended December 31, 1993, total revenue decreased 17% to $193 million after a 17% increase to $232 million in 1992, as shown below.

    Revenue ($000,000)                        1993        1992       1991
    -----------------------------------    ---------    --------  ---------
    Product and Other                          120         178        159
    Service                                     73          54         39
      Total                                    193         232        198



    Percent Change - Annual
    -----------------------------------
    Product and Other Revenue                  -32%        12%       -13%
    Service Revenue                             35%        37%        42%
      Total Revenue                            -17%        17%        -5%

    Unit Shipments
    ---------------------
    C3800                                       30         48          7
    C3400                                       37         68         33
    Meta Series                                 37          2          -

The 32% decline in product revenue in 1993 is primarily due to decreased order rates for the C3 product line. The Company experienced increased competition from workstations in the compute-server markets, as well as order delays due to customers anticipating new product introductions in 1994. Both the C3800 and the C3400 products experienced lower demand throughout the year. The Meta Series product line was introduced in October 1992 and has shown rapid growth; however, Meta Series revenue growth has not been sufficient to offset the drop in the C3 product line. The increase in product revenue in 1992 over 1991 is believed to be attributable to increased availability of the C3 line in 1992. Both products were announced in mid-1991 but were shipped in limited quantities due to constrained supplies of key semiconductor components needed to build them. These supply constraints were resolved in 1992.

Service revenue increased 35% in 1993 after a 37% increase in 1992 and a 42% increase in 1991. This component of revenue now accounts for 38% of the Company's total revenue. This revenue includes both maintenance contracts as well as systems integration revenue.
Systems integration is a line of business the Company entered during 1992 in which it performs a service for the customer by integrating hardware and software from other vendors with Convex hardware and software. Systems integration revenue includes the integration components of both the Data Management business and the Meta
Series product line. The growth in service revenue during the last two years has been sustained by the increase in the systems integration business with revenue from systems integration of $8 million in 1992 and $23 million in 1993. The Company believes the amount of systems integration revenue will fluctuate from quarter-to-quarter and will depend to a large degree on the success of the Data Management business. In addition, the Company believes that in the future, modest growth in maintenance contract revenue is possible if the Company is able to achieve growth in product revenues.

The Company believes the current economic and competitive environment is causing its customers and prospects to reduce their capital spending levels and to delay making decisions to purchase high dollar capital goods such as the Company's products. The
Company also believes the current competitive environment has put increased pressure on the Company's present compute-server products. In addition, the Company plans to introduce two new product families in 1994 (please refer to the discussion under "Research and Development"). Some customers, anticipating the availability of these new products, may further delay purchases of the Company's current products until the new products are available.
There can be no assurance that the Company will be able to equal the level of product shipments achieved in the second half of 1993.

The Company manufactures and ships its products as promptly as practicable upon receipt of a purchase order, and generally does not maintain a significant backlog. The Company did establish a backlog position in the C3800 product in 1991 and 1992, which the Company believes was due to product availability issues; however, that backlog declined to zero in 1993. With no backlog entering 1994, the Company's future financial performance will depend on its ability to generate new orders for shipment in the same quarter in which the orders are received.

Finally, because a significant portion of the Company's shipments occur in the last month of a quarter, minor timing differences in the receipt of customer purchase orders and in the Company's shipments can have a significant impact on the Company's quarterly financial results. Due to the high average selling price and low unit volume of the Company's sales, failure to complete a small number of sales transactions before the end of a quarter can have a significant negative impact on financial results.

Gross Margin

Product margin remained at 50% through 1991, 1992 and the first quarter of 1993, but dropped to 45% for the year 1993. The
Company believes two factors accounted for the margin decline:
Competitive pricing pressures have increased for the last three quarters of 1993; and the absorption of fixed manufacturing costs on the lower product revenue which resulted in approximately a 4 percentage point reduction in product margins.

       Gross Margins % Revenue                 1993     1992     1991
       ----------------------------------- ---------  -------- -------
       Product Margin                           45%      50%      50%
       Service Margin                           32%      37%      35%
       Total Margin                             40%      47%      47%

Gross margin on the service business has dropped to 32% in 1993, a reduction from 37% in 1992. This change was caused by the increase in the lower margin systems integration business which has grown from approximately 14% of service revenues in 1992 to approximately 32% in 1993.

Expenses

Expenses for the Company are summarized below. In general, expenses for 1993 were held constant with the previous year with the exception of the restructuring and other charges taken during the year.

Expenses ($000,000)                           1993      1992      1991
- - - ---------------------------------------    ---------  --------- ---------
Research and Development                        33        33          30
Selling, General and Administrative             69        69          73
Restructuring and Other                         36         -           -


Expenses - % Revenue                          1993      1992       1991
- - - ----------------------------------------    ---------  --------  ---------
Research and Development                        17%       14%        15%
Selling, General and Administrative             36%       30%        37%
Restructuring and Other                         19%        -          -


Research and Development

Research and development expenditures of $33 million in 1993 were unchanged from the previous year. The decline in revenue this year has increased these expenditures as a percentage of revenue, but the Company remains committed to aggressive efforts to bring two new product families to market in 1994. In 1994 the Company expects to maintain research and development expenses at approximately the same amount as 1993. However, because these two product families are critical to the Company's competitiveness and future financial results, some increase in spending may be necessary to complete these two products.

The Company is developing both the fourth generation of C-Series computers as well as a new scalable parallel computer family based on Hewlett-Packard Company's PA-RISC technology. The scalable parallel product will introduce both a completely new hardware platform and a completely new suite of software products. The software products include a new operating system that incorporates components from several sources. The integration and performance tuning of these components is critical to the overall success of the product. Market acceptance of this product is also highly dependent on third-party software vendors porting their applications to the product. While the Company is working with a number of vendors to accomplish this result, there can be no assurance that the third-party vendors will undertake the necessary efforts, or that the porting efforts will yield competitive software applications on the Company's new product.

Both the next generation C-Series product and the scalable parallel product make use of leading edge semiconductor devices. The
Company currently has only one source for certain key components.
The Company's ability to manufacture its new products in production quantities will require that the Company receive sufficient quantities of these semiconductor devices from its vendors. There are still significant technical and manufacturing uncertainties involved in the Company successfully bringing these new products to the market, and there can be no assurance that these products, once introduced, will gain market acceptance, or that the Company will receive adequate supplies of critical components.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for 1993 were also unchanged from the 1992 level, after a decrease from 1991 to 1992 due to cost controls which included both staffing reductions and a six-month salary freeze. These expenses as a percentage of revenue have increased in 1993, but the Company believes the current selling resources will be necessary to support the introduction of the new
products planned for 1994.   The Company continues to focus on
tight expense management and has maintained the same total cost year-to-year, including one-time charges incurred in the fourth quarter of 1993 related to the bankruptcy of an international leasing company and financial difficulties of another customer.

Restructuring and Other Charges

With a substantial decline in order rates and revenue in the first half of 1993, in July the Company implemented a restructuring program designed to reduce annualized costs by $22 million and to increase the efficiency of the Company's operations. The restructuring also reflected a strategic decision to write down certain assets based on an analysis of future demand for both the C3800 and C3400 product families. The $32 million charge taken in the second quarter was comprised of $7 million for severance costs of approximately 185 employees, $22 million for costs associated with reducing factory capacity in the Richardson manufacturing facility and to write down certain of the Company's assets, and $3 million in miscellaneous and other charges. An additional $5 million charge was taken in the fourth quarter for the estimated cost of settling the 1991 class action lawsuit and for additional asset write-downs.

The $36 million restructuring charge involves cash expenditures of approximately $17 million, all funded from working capital. Of this amount, $9 million had been spent at the end of 1993 and the Company expects the remaining $8 million to be substantially spent by mid-1994. In addition, the Company estimates that it has reduced annual expenses by over $22 million. The expense reductions include payroll and benefit expenses of approximately $15 million, depreciation, rent and maintenance expenses of $5 million and $2 million of other expenses. There can be no assurance, however, that this program will improve the Company's financial performance.

The Company ended the year with 1006 employees, 158 fewer than the previous year with most of the reductions coming in the manufacturing area.

Other Income and Expense

Other income for 1993 was also unchanged from the previous year at $2 million expense. This item consists of interest earned less interest expenses incurred and certain costs associated with implementing the Company's foreign currency hedging program. In 1992 this expense increased due to a decline in the rate of interest earned on cash and short-term investments, combined with an increase in expenses related to the Company's foreign currency hedging program. In 1993 short-term interest rates continued to decrease and interest income declined, but this was offset by lower costs of foreign currency hedging.

Income Taxes

The operating loss for the Company in 1993 resulted in a limited U.S. tax benefit in the current year. The domestic tax benefit was offset by tax expenses in various foreign subsidiaries, with a net result of a $1 million tax expense for the year. No benefit has been recorded on approximately $25 million of domestic book losses. At December 31, 1993 the Company had operating loss carryforwards in various foreign subsidiaries which are available to offset future
taxable income.   The realization of the tax benefits related to the
domestic losses without tax benefit and foreign carryforwards is dependent on the future profitability of the Company and its foreign subsidiaries.

During 1992, the Company adopted Statement No. 109, "Accounting for Income Taxes," which requires a change from the deferred method of accounting for income taxes to the liability method. The effect of the adoption on the Company's financial position was not material.

Liquidity and Capital Resources

After an increase of $8 million in working capital in 1992, primarily the result of a profitable year and an $18 million stock purchase by the Hewlett-Packard Company, Convex experienced a $47 million decline in working capital in 1993. The primary reason for this decrease is the net loss of $64 million for the year.

Capital expenditures for the year were well below historical levels at $11 million in 1993, down from $18 million in 1992 and $16 million in 1991. The Company believes capital requirements in 1994 will increase for the two new products planned for introduction during the year and expenditures will equal or exceed the $18 million incurred in 1992. The Company's most recent major product introduction, the C3 product series, was supported by capital expenditures of $25 million in 1990.

The Company's cash, cash equivalents and investment balances totaled approximately $70 million at the end of 1993. The Company believes this source of liquidity will be sufficient to meet cash requirements for at least the next twelve months. However, with financial performance in the first half of 1994 expected to be at or below the levels achieved in the second half of 1993, the Company expects cash balances to decrease. To help ensure the transition to the new products, the Company may seek to secure lines of working capital.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY
         DATA

Consolidated Balance Sheets
(In thousands, except share data)
                                                                                                 December 31,
                                                                                            ----------------------
                                                                                              1993        1992
                                                                                            ----------   ---------

Assets
Current assets:
      Cash and cash equivalents                                                              $43,094    $52,599
      Short-term investments                                                                  13,820     25,575
      Receivables, net of allowances of $7,517 and $5,267
        in 1993 and 1992, respectively                                                        60,145     70,470
      Current portion of long-term receivables                                                13,622     15,626
      Inventory                                                                               29,150     38,534
      Income taxes receivable                                                                  7,913      5,714
      Prepaid expenses and other current assets                                               10,758     10,267
                                                                                            ----------  ----------
         Total current assets                                                                178,502    218,785
Fixed assets, net                                                                             38,910     48,106
Long-term receivables                                                                         20,566     26,821
Long-term investments                                                                         13,389     15,693
Other assets, net of accumulated amortization of $4,694 and $3,147
        in 1993 and 1992, respectively                                                         2,909      2,789
                                                                                            ----------  ---------
         Total assets                                                                        $254,276  $312,194
                                                                                            ========== ==========
Liabilities and Shareholders' Equity
Current liabilities:
      Accounts payable                                                                        $13,529   $17,761
      Accrued payroll and related taxes                                                         5,358     5,082
      Income taxes payable                                                                      1,983       484
      Current portion of notes payable                                                         11,347    11,312
      Deferred revenue                                                                         14,387    13,342
      Other current liabilities                                                                27,694    19,383
                                                                                            ----------  ----------
         Total current liabilities                                                             74,298    67,364
Long-term liabilities:
      Notes payable                                                                            14,093    17,576
      6% convertible subordinated debentures                                                   53,500    53,500
                                                                                            ----------  ----------
         Total long-term liabilities                                                           67,593    71,076
Contingencies and commitments                                                                      --        --
Shareholders' equity:
      Preferred stock ($.01 par value); 5,000,000 shares authorized;                               --        --
        none outstanding
      Common stock ($.01 par value); 40,000,000 shares authorized;
        25,522,883 shares and 24,733,279 shares outstanding
        in 1993 and 1992, respectively                                                            255       247
      Additional capital                                                                      148,973   145,733
      Accumulated earnings (deficit)                                                          (33,283)   30,521
      Cumulative translation adjustment                                                        (3,560)   (2,747)
                                                                                            ----------  ----------
         Total shareholders' equity                                                           112,385   173,754
                                                                                            ----------  ----------
             Total liabilities and shareholders' equity                                      $254,276  $312,194
                                                                                            ==========  =========
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations
(In thousands, except per share data)
                                                                                      Years Ended December 31,
                                                                                -------------------------------------------
                                                                                   1993          1992          1991
                                                                                -----------      -----------   -----------
Revenue:
     Product and other revenue                                          $120,297      $177,860     $158,656
     Service revenue                                                      72,822        53,959       39,443
                                                                        -----------   ---------   -----------
        Total revenue                                                    193,119       231,819      198,099
Costs and expenses:
     Cost of product and other revenue                                    65,931        89,569       78,798
     Cost of service revenue                                              49,819        33,981       25,591
     Research and development                                             33,237        33,197       29,770
     Selling, general and administrative                                  68,993        68,878       72,917
     Restructuring and other charges                                      36,000            --           --
                                                                       -----------    ---------   -----------
        Total costs and expenses                                         253,980       225,625      207,076
Operating income (loss)                                                  (60,861)        6,194       (8,977)
Other income (expense), net                                               (2,127)       (2,092)        (164)
                                                                       ----------     -----------   ----------
Income (loss) before provision for income taxes                          (62,988)        4,102       (9,141)
Provision (benefit) for income taxes                                         816         1,314       (2,250)
                                                                       ----------     -----------   ----------
Net income (loss)                                                       ($63,804)       $2,788      ($6,891)
                                                                       ==========     ===========   ==========

Earnings per common and common equivalent share                       $   (2.53)        $  .11      $  (.31)

Weighted average number of common and common equivalent
     shares outstanding                                                   25,222        24,577       22,122


The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Shareholders' Equity
(In thousands)


                                                                 Accumulated    Cumulative
                                          Common   Additional     Earnings      Translation
                                           Stock     Capital      (Deficit)     Adjustment      Total
                                       ----------- -----------  ------------  ------------  ------------

Balance at December 31, 1990                $214      $109,046      $34,624      $(1,075)     $142,809
      Net (loss)                              --            --       (6,891)          --        (6,891)
      Common stock issued under
         stock option and purchase
         plans, net of repurchases            11         8,593           --           --         8,604
      Tax benefits realized from
         stock transactions                   --         1,962           --           --         1,962
      Foreign currency translation            --            --           --         (559)         (559)
                                      -----------  ------------  -------------  ----------  ------------
Balance at December 31, 1991                 225       119,601       27,733       (1,634)      145,925
      Net income                              --            --        2,788           --         2,788
      Common stock issued in private
         placement                            12        18,044           --           --        18,056
      Common stock issued under
         stock option and purchase
         plans, net of repurchases            10         6,841           --           --         6,851
      Tax benefits realized from
         stock transactions                   --         1,247           --           --         1,247
      Foreign currency translation            --            --           --       (1,113)       (1,113)
                                     ------------  ------------  -----------    ----------    ---------
Balance at December 31, 1992                 247       145,733       30,521       (2,747)      173,754
      Net (loss)                              --            --      (63,804)          --       (63,804)
      Common stock issued under
         stock option and purchase
         plans, net of repurchases             8         3,179           --           --         3,187
      Tax benefits realized from
         stock transactions                   --            61           --           --            61
      Foreign currency translation            --            --           --         (813)         (813)
                                    -------------  ------------  -----------    ----------   ---------
 Balance at December 31, 1993               $255      $148,973     ($33,283)     ($3,560)     $112,385
                                    =============  ============  ===========    ==========   =========

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
(In thousands)
                                                                                    Years Ended December 31,
                                                                            ----------------------------------
                                                                               1993         1992        1991
                                                                            --------     ----------   ---------

Operating activities:
  Net income (loss)                                                          ($63,804)      $2,788    ($6,891)
  Adjustments to reconcile net income (loss) to net cash
      provided by (used for) operating activities:
      Depreciation and amortization                                            21,192       15,326     14,692
      Deferred income taxes                                                     2,455         (372)     1,139
      Foreign currency losses                                                     101          371        188
        Changes in assets and liabilities:
        (Increase) decrease in receivables                                      8,773       (6,596)   (10,205)
        (Increase) decrease in inventory                                        9,076          791     (7,963)
        (Increase) in prepaid expenses and other current assets                (3,574)      (2,325)    (4,352)
        (Increase) decrease in long-term receivables                            8,150      (13,104)   (11,483)
        Increase (decrease) in accounts payable                                (4,272)       5,554     (1,593)
        Increase (decrease) in income taxes payable                             1,499          379     (3,960)
        Increase (decrease) in other current liabilities                        7,641       (1,952)     2,600
        Increase (decrease) in deferred revenue                                 1,501          (28)     2,848
                                                                           ----------     ---------  ---------
  Total adjustments                                                            52,542       (1,956)   (18,089)
                                                                           ----------     ---------  ---------
Net cash provided by (used for) operating activities                          (11,262)         832    (24,980)
Investing activities:
      (Additions) to fixed assets, net                                        (10,591)     (17,731)   (16,225)
      (Increase) decrease in short-term investments                            11,755      (16,941)    16,153
      (Increase) decrease in long-term investments                              2,304      (15,693)        --
      Increase in other assets                                                 (1,668)        (754)    (2,401)
      Foreign currency hedging activity                                           514        1,299     (2,943)
                                                                           ----------     ---------  ---------
Net cash provided by (used for) investing activities                            2,314      (49,820)    (5,416)
Financing activities:
      Proceeds from private placement of common stock, net                         --       18,056          --
      Issuance of common stock under stock option and purchase
        plans, net                                                              3,187        6,851      8,604
      Decrease in capital lease obligations                                        --           --     (1,111)
      Proceeds from long-term debt                                              9,909       21,980     10,558
      Principal payments on long-term debt                                    (13,368)     (11,050)    (7,868)
      Tax benefits realized from stock transactions                                61        1,247      1,962
                                                                           ----------     ---------  ---------
Net cash provided by (used for) financing activities                             (211)      37,084     12,145
                                                                           ----------     ---------  ---------
Effect of exchange rate fluctuations on cash and cash equivalents                (346)        (651)       383
                                                                           ----------     ---------  ---------
(Decrease) in cash and cash equivalents                                        (9,505)     (12,555)   (17,868)
Cash and cash equivalents, beginning of year                                   52,599       65,154     83,022
                                                                           ----------     ---------  ---------
Cash and cash equivalents, end of year                                        $43,094      $52,599    $65,154
                                                                           ==========     =========  =========
Supplemental disclosures of cash flow information:
Cash paid (received) during the year for:
      Interest                                                                 $6,299       $8,045     $6,736
      Income taxes, net of refunds                                              ($939)        $808     $3,068

The accompanying notes are an integral part of these consolidated financial statements.



Notes to Consolidated Financial Statements-December 31, 1993


Note 1.  Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Convex Computer Corporation and its wholly owned subsidiaries ("Convex" or the "Company"). All significant intercompany accounts and transactions have been eliminated. Certain amounts have been reclassified from previously reported financial statements to conform with current presentation.


Revenue Recognition

Product revenue is generally recognized at the time of shipment. Certain sales agreements provide for compliance at the customer's site with specified functional and performance criteria which are generally factory-tested prior to shipment. Revenue recognition may be deferred in certain cases, depending upon contract terms or funding contingencies. An accounts receivable reserve is established for potential returns pending completion of customer product acceptance and payment.

Service revenue is recognized ratably over the contractual period or as the services are provided. Customers are given the option to prepay for twelve months of service in which case the prepayment is accounted for as deferred revenue and recognized ratably over a twelve month period in the Company's financial statements.


Risk Concentration

Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash, investments and accounts receivable. The Company attempts to minimize the concentration of credit risk for cash and investments by limiting the amount of credit exposure to any one commercial issuer. Concentrations of credit risk with respect to the receivables are limited due to the large number of customers in the Company's customer base, and their dispersion across different industries and geographic areas. The Company maintains an allowance for losses based upon the expected collections of its accounts receivable.


Cash and Cash Equivalents

Cash in excess of daily requirements is invested primarily in investment grade short-term commercial paper, repurchase agreements, time deposits, and U.S. government securities. These investments are stated at cost which approximates fair value as determined by quoted market prices. Investments purchased with a maturity of three months or less are considered cash equivalents.


Short-term Investments

Investments purchased with a maturity of more than three months and less than one year are considered short-term investments. These include U.S. government and government agency securities and corporate bonds. These investments are stated at cost. Due to the short-term maturity of these securities, fair value, as determined by quoted market prices, closely approximates the carrying value.


Long-term Investments

Investments in securities for which the holding period is greater than one year are considered long-term investments. The majority of the long-term portfolio consists of mortgage-backed securities either issued or guaranteed by the United States government or by its agencies.
Although there is minimal credit risk, interest rate and prepayment fluctuations impact the market value of these securities. The carrying value of these investments approximates fair value as determined by quoted market prices.

Interest income for the years ended December 31, 1993, 1992, and 1991 was $4,464,000, $5,899,000, and $6,779,000, respectively.


Fixed Assets

Fixed assets are stated at cost. Depreciation and amortization are computed primarily on a straight-line basis over asset lives of three years for office and research equipment, certain computer equipment and purchased software used in research and development activities, and five years for furniture and fixtures, manufacturing equipment, certain computer equipment, and certain purchased software. Fixed assets include the following (in thousands):

                                                1993          1992
                                             ---------     ----------
Equipment                                    $ 98,668        $91,132
Furniture and fixtures                         14,997         14,294
Purchased software                              9,566          7,612
                                             ---------     ----------
                                              123,231        113,038
Less accumulated depreciation                 (84,321)       (64,932)
                                             ---------     ----------
                                             $ 38,910        $48,106
                                             =========     ==========

Inventory

Inventory is recorded at the lower of cost (on a first-in, first-out basis) or market. Inventory consists of the following (in thousands):

                                                1993          1992
                                            ----------     ----------
Raw material                                  $ 9,489        $14,426
Work-in-process                                 5,044          7,498
Finished goods                                 14,617         16,610
                                            ----------     ----------
                                              $29,150        $38,534
                                            ==========     ==========


Equipment Leased to Customers

The Company leases equipment to customers under agreements which are classified as sales-type leases in accordance with Statement of Financial Accounting Standards ("SFAS") No. 13. Accordingly, the fair market value of the leased equipment in these agreements has been recorded as revenue. The present value of the lease payments to be received under these agreements has been recorded as current and long-term receivables. Receivables from these leases at December 31, 1993 and 1992 were as follows (in thousands):

                                               1993           1992
                                            ----------     ----------
Future minimum lease payments                $ 36,921       $ 45,693
Unearned interest income                       (2,733)        (3,246)
                                            ----------     ----------
                                               34,188         42,447
Less current portion                          (13,622)       (15,626)
                                            ----------     ----------
Long-term receivables                         $20,566       $ 26,821
                                            ==========     ==========


As of December 31, 1993, future minimum lease payments from lease receivables are as follows: $14,820 in 1994, $12,754 in 1995, $5,058 in 1996, $2,734 in 1997, $917 in 1998, and $638 thereafter.

The Company has a vendor leasing program whereby the majority of trade lease receivables are used to obtain non-recourse borrowings from several financial institutions or sold on a non-recourse basis to certain third-party leasing companies. See Note 2 for further information.


Capitalization of Internally Developed Software

The Company engages in the development of software products and certain costs associated with the development of these software products are capitalized in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." These costs are capitalized as incurred and are amortized over a two year period. Unamortized software development costs included in other assets at December 31, 1993 and 1992 were $1,809,000 and $1,580,000, respectively. Amortization expense for 1993 and 1992 was $1,431,000 and $1,533,000, respectively.


Foreign Currency Translation

The functional currency of the Company's foreign subsidiaries has been determined to be the local currency of each foreign subsidiary. Accordingly, all subsidiaries' assets and liabilities are translated to U.S. dollars at current exchange rates as of the balance sheet date. Revenues and expenses are translated at the average exchange rates during the period. Gains and losses resulting from foreign currency translation as of the balance sheet date are recorded as a separate component of shareholders' equity.

Gains and losses resulting from foreign currency transactions, and remeasurement of non-functional currency assets and liabilities, are included in net income.


Foreign Exchange Contracts

The Company enters into foreign exchange contracts to hedge the impact of foreign currency fluctuations on certain assets and liabilities denominated in non-functional currencies. Gains and losses on these contracts are offset against the foreign exchange gains or losses on the underlying assets and liabilities. At December 31, 1993, the Company had contracts with major banks maturing on February 2, 1994 in the amount of $13,220,000 which amount approximates fair value as determined by year-end spot rates.


Earnings Per Common and Common Equivalent Share

The computation of primary earnings per share is based on the weighted average number of common and common equivalent (stock options) shares assumed to be outstanding during the year. In loss periods, common stock equivalents and the assumed conversion of the convertible debentures are excluded from the computation since their inclusion would have an anti-dilutive effect on earnings per share. For the three years presented, the computation of fully diluted earnings per share resulted in no significant additional dilution.

The number of shares used in the computation of earnings per share for the years ended December 31, 1993, 1992 and 1991 is determined as follows (in thousands):

                                            1993        1992      1991
                                         ---------   ---------  --------
Weighted average common shares
    outstanding during the year            25,222      24,138     22,122
Dilutive common share equivalents
    related to outstanding stock
    options                                    --         439         --
                                         ---------   ---------  --------
Weighted average shares used in
    computation                            25,222      24,577     22,122
                                         =========   =========  ========


Note 2.  Long-term Debt

Vendor Leasing Program

The Company has a vendor leasing program whereby the Company sells equipment to customers under sales-type leases. The majority of trade lease receivables are used to obtain borrowings from several financial institutions or sold on a non-recourse basis to certain third-party leasing companies. The borrowings are collateralized by the leased equipment, whereby the Company gives the financial institution a first security interest. Collection of the lease receivables is performed by the noteholders. The outstanding borrowings at December 31, 1993 were approximately $25,440,000 at an interest rate of approximately 7.0% which approximates current market rates. Outstanding borrowings at December 31, 1992 were approximately
$28,888,000 at an interest rate of approximately 10.0%.


Convertible Debentures

The Company has outstanding $53,500,000 of 6% Convertible
Subordinated Debentures, due March 1, 2012. The debentures are convertible into common stock of the Company prior to maturity, unless previously redeemed, at a conversion price of $21.75 per share, subject to adjustment under certain conditions. The debentures are redeemable at par value. The debentures have mandatory sinking fund requirements which provide for the annual redemption of $2,675,000 plus accrued interest beginning March 1, 1998 and ending March 1, 2011. The bonds on December 31, 1993 had an approximate fair value of $35,310,000. The fair value for the Company's long-term debt is determined based on the quoted market price for the debentures.


Long-Term Debt

Aggregate maturities of long-term debt are as follows: $11,347,000 in 1994, $8,597,000 in 1995, $3,502,000 in 1996, $1,755,000 in
1997, and $2,914,000 in 1998.

Interest expense for the years ended December 31, 1993, 1992 and 1991 was $6,298,000, $7,933,000, and $6,832,000, respectively.


Note 3.  Lease Obligations

The Company leases its headquarters building under a noncancelable operating lease which expires in 2004. The lease agreement contains two ten-year renewal options. Leases of sales offices are also classified as operating leases and expire in various years through 2000.

Future minimum lease payments under noncancelable operating leases are as follows (in thousands):

     1994                                      $6,780
     1995                                       5,287
     1996                                       4,945
     1997                                       4,144
     1998                                       3,462
     Later years                               19,228
                                             --------
     Total                                    $43,846
                                             ========

Total rental expense was $7,107,000 in 1993, $7,314,000 in 1992, and $7,816,000 in 1991.


Note 4.  Income Taxes

Effective January 1, 1992, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by SFAS No. 109, "Accounting for Income Taxes."
As permitted under the new rules, prior years' financial statements have not been restated. The effects of adopting Statement 109 were not material.

The provision (benefit) for income taxes for the years ended
December 31, 1993, 1992 and 1991 consists of the following (in thousands):




                                        1993        1992          1991
                                    ----------   ----------    ---------
Current
   State                             $   (61)       $  152      $  (534)
   Federal                            (3,180)        1,579       (3,149)
   Foreign                             1,602           (45)         294
                                    ----------   ----------    ---------
                                     $(1,639)       $1,686      $(3,389)
Deferred
   Federal                             2,379          (216)         896
   Foreign                                76          (156)         243
                                    ----------   ----------    ---------
                                       2,455          (372)       1,139
                                    ----------   ----------    ---------
Total                                $   816        $1,314      $(2,250)
                                    ==========   ==========    =========

The foreign provision for income taxes is based upon net foreign pretax losses of $1,079,000, $3,453,000, and $4,548,000 in 1993,
1992, and 1991, respectively.

The significant components of deferred tax assets and liabilities included on the balance sheet at December 31 are as follows (in thousands):


                                                   1993            1992
                                                -----------    -----------
Revenue recognition differences                  $ (9,492)       $(12,285)
Other                                              (1,567)         (1,167)
                                                -----------    -----------
  Gross deferred tax liabilities                  (11,059)        (13,452)
                                                -----------    -----------

Fixed assets                                        5,613           3,449
Inventory valuation                                 6,108           3,515
Other accrued expenses                              6,274           2,551
Tax credits                                         7,540           5,395
Foreign loss carryforwards                          3,552           4,866
                                                -----------   -----------
  Gross deferred tax assets                        29,087          19,776

Asset valuation allowance                         (19,654)         (5,495)
                                                -----------   -----------
Net deferred tax asset (liability)               $ (1,626)      $     829
                                                ===========   ===========

Deferred income taxes were provided for the timing differences in the recognition of revenue and expenses for tax and financial statement purposes in 1991. The sources of deferred income tax and the tax effect of each are as follows (in thousands):


                                                                  1991
                                                              ----------
Depreciation                                                    $   792
Inventory valuation                                                 (24)
Revenue recognition differences                                   4,757
Other accrued expenses                                             (691)
Utilization of research and development credits                  (3,849)
Other (net)                                                         154
                                                              ----------
Total                                                           $ 1,139
                                                              ==========

A reconciliation of the recorded provision to income taxes provided at the statutory rate is as follows (in thousands):

                                           1993          1992         1991
                                      -----------    ----------   ----------
Expected tax (benefit) provision        $(21,416)       $1,395      $(3,109)
State income taxes, net of
   federal benefit                           (40)          100         (353)
Impact of foreign taxes                    1,317           301         (230)
Foreign sales corporation                     --          (506)        (691)
Research and development
   tax credit                                 --          (740)          --
Foreign losses without tax benefit         1,117         1,348        1,987
Domestic losses without tax
   benefit                                19,117            --           --
Utilization of foreign losses               (398)         (884)          --
Other                                      1,119           300          146
                                     ------------    ----------   ----------
Provision (benefit) for
   income taxes                         $    816        $1,314      $(2,250)
                                     ============    ==========   ==========

At December 31, 1993, the Company has foreign tax loss carryforwards of approximately $10.5 million that expire in years 1996 through 2002. The Company has $5.7 million of research and development credits which expire in various amounts from the year 1999 to the year 2008 and $1.6 million of alternative minimum tax credits which have no expiration date. For financial reporting purposes, a valuation allowance of $20 million (which includes a $14 million increase in 1993) has been recognized to fully offset the deferred tax assets related to the foreign losses, tax credit carryforwards, and domestic losses without tax benefit.



Note 5. Shareholders' Equity

Stock Option Plan

The Company has a stock option plan which provides for the issuance to employees of stock options with a term of up to ten years. Stock options generally vest to the employees over periods of one to four years. Options granted pursuant to the plan are generally exercisable by the optionee ahead of vesting. Unvested shares purchased on exercise of an option are subject to a repurchase right of the Company, and may not be sold by an optionee, until the shares vest. At December 31, 1993, a total of 11,390,158 shares of common stock had been reserved for issuance under this plan and former plans and options for 258,898 shares were available for grant. At December 31, 1992, a total of 10,280,158 shares of common stock had been reserved for issuance under the plans and 1,466,225 options were available for grant.

The following table summarizes stock option activity for the years ended December 31, 1991, 1992 and 1993:

                                               Number         Option
Options                                      of Shares         Price
- - - ---------------------------------------     ------------  ---------------
Outstanding at December 31, 1990              4,067,855     $  .80-14.125

Granted                                          77,450     $ 9.75-17.625
Exercised                                      (735,688)    $ 6.50-15.875
Forfeited                                      (146,120)    $  .80-17.625
                                            ------------  ---------------
Outstanding at December 31, 1991              3,263,497     $ 6.50-17.625

Granted                                       1,253,875     $6.125-14.500
Exercised                                      (493,167)    $6.125-13.000
Forfeited                                      (274,307)    $6.125-17.625
                                            ------------  ---------------
Outstanding at December 31, 1992              3,749,898     $6.125-14.375

Granted                                       2,520,575     $ 4.00-7.0000
Exercised                                       (31,899)    $ 4.00-6.1250
Forfeited                                      (412,043)    $ 4.00-13.875
                                            ------------  ---------------
Outstanding at December 31, 1993              5,826,531     $ 4.00-11.250
                                            ============  ===============

Of the total options outstanding at December 31, 1993 and December 31, 1992, 2,451,994 and 2,006,420, respectively, were fully vested.

On July 30, 1993, the Board of Directors offered to reprice all then outstanding options that had exercise prices above the fair market value on that date. The new option price reflected the fair market value on July 30, 1993. The total number of amended options was 4,135,482.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan available to all full-time employees, excluding those who own 5% or more of the Company's common stock. Through a payroll deduction program, employees are given the opportunity semiannually to purchase the Company's common stock at a 15% discount from the fair market value on the purchase date or enrollment date, whichever is lower. Each employee may elect to make these purchases up to a maximum of 10% of each individual's regular earnings and commissions. As of December 31, 1993, 2,774,036 shares have been issued under this plan at an average price of $6.65 per share. A total of 2,970,000 shares have been reserved for issuance under this plan. During 1993, the Board of Directors elected to suspend the employee stock purchase plan on an indefinite basis.

Note 6. Related Party Transactions

In 1992, the Hewlett-Packard Company and the Company entered into an agreement pursuant to which Hewlett-Packard purchased 1,213,855 shares of common stock from the Company at $14.875 per share generating $18,056,093 in proceeds which have been used for general corporate purposes. Additionally, in 1992, the Company began purchasing components from Hewlett-Packard for use in computer systems the Company sells. These purchases amounted to $8,272,000 in 1993 and $1,290,000 in 1992.

The Company has guaranteed a $5,000,000 lease line for Vitesse Semiconductor Corporation ("Vitesse") in exchange for warrants. These warrants were exercised in 1991 and the Company purchased 88,888 shares of Vitesse common stock. This common stock is carried at cost of $400,000 which approximates fair value at December 31, 1993. The Company's obligation to guarantee the $5,000,000 lease line will terminate no later than January 1, 1995. The Company does not anticipate any liability will accrue to the Company as a result of this lease line guarantee. The Company also purchases components from Vitesse. Amounts paid to Vitesse for the years ended December 31, 1993, 1992, and 1991 were $4,531,000,
$14,943,000 and $5,594,000, respectively.

Additionally, certain directors of the Company were also directors of other corporations with which the Company does business. Amounts paid to these companies for the years ended December 31, 1993, 1992, and 1991 were $833,000, $217,000 and $243,000, respectively.


Note 7. Segment Information and Major Customers

The Company's operations involve a single industry segment which is the design, manufacture, sale and service of high performance computer systems primarily for scientific, engineering and technical users. The Company's customers are typically major corporations, universities and governmental agencies. Currently, the Company has ten foreign sales and service subsidiaries.

Segment information including revenue, operating income (loss) and identifiable assets is as follows (in thousands):


                                           1993        1992         1991
                                        ----------  ----------  ----------
Sales to unaffiliated customers:
 United States                            $ 94,955    $123,123    $105,395
 Europe                                     75,057      89,811      74,994
 Other international                        23,106      18,885      17,710
Sales between geographic areas:
 United States                              55,813      70,155      66,357
 Europe                                        966         883         200
 Other international                            --          --         223
Eliminations                               (56,778)    (71,038)    (66,780)
                                        -----------  ---------- ----------

Total revenue                             $193,119    $231,819    $198,099
                                        ===========  ========== ==========

Operating income (loss):
 United States                            $(59,031)   $  9,024    $    (68)
 Europe                                     (4,239)     (2,781)     (4,268)
 Other international                          (997)        406      (1,663)
 Eliminations                                3,406        (455)     (2,978)
                                         ----------  ---------- -----------
Total operating income (loss)             $(60,861)   $  6,194    $ (8,977)
                                         ==========  ========== ===========


Identifiable assets:
 United States                            $257,196    $309,305    $268,854
 Europe                                     58,918      75,893      77,490
 Other international                        23,451      21,456      15,672
 Eliminations                              (85,289)    (94,460)    (89,368)
                                         ----------  ----------  ----------
Total identifiable assets                 $254,276    $312,194    $272,648
                                         ==========  ==========  ==========
Export sales--United States               $  8,079    $ 18,311    $ 10,887
                                         ==========  ==========  ==========

During 1993, 1992 and 1991, no single distributor or end-user customer accounted for more than 10% of total revenue. However, several of the Company's customers which are agencies of the U.S. government collectively accounted for approximately 16% of total revenue in 1993, approximately 13% of total revenue in 1992, and approximately 15% in 1991.


Note 8.  Legal Proceedings

On August 2 and 7, 1991, two separate complaints were filed against the Company and certain of its officers and directors in the United States District Court for the Northern District of Texas. The two cases were consolidated. Plaintiffs filed a Consolidated Amended Complaint, (the "Amended Complaint"), on October 18, 1991, which purports to be a class action lawsuit on behalf of persons who purchased Convex Stock between January 31, 1991 and July 29,
1991. The Amended Complaint alleges that defendants violated specific provisions of the federal securities laws, namely Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and Texas common law.

Subsequent to December 31, 1993 the Company reached an agreement in principle to settle this class action lawsuit, subject to final approval by the court. The Company has included a charge for the $2.5 million estimated cost of settlement in the 1993 results.



Note 9.  Restructuring and Other Charges

With a substantial decline in order rates and revenue in the first half of 1993, in July the Company implemented a restructuring program designed to reduce annualized costs by $22 million and to increase the efficiency of the Company's operations. The restructuring also reflected a strategic decision to write down certain assets based on an analysis of future demand for both the C3800 and C3400 product families. The $31.5 million charge taken in the second quarter comprised $7 million for severance costs of approximately 185 employees, $21.5 million for costs associated with reducing factory capacity in the Richardson manufacturing facility and to write down certain of the Company's assets, and $3 million in miscellaneous and other charges. An additional $4.5 million charge was taken in the fourth quarter for the estimated cost of settling the 1991 class action lawsuit (Note 8) and for additional asset write-downs.





Report of Independent Auditors

Shareholders and Board of Directors
Convex Computer Corporation

      We have audited the accompanying consolidated balance sheets of Convex Computer Corporation at December 31, 1993 and 1992 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Convex Computer Corporation at December 31, 1993 and 1992, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.

      As described in Note 1 to the consolidated financial statements, in 1992 the Company changed its method of accounting for income taxes.




                                                              ERNST & YOUNG

Dallas, Texas
March 25, 1994



Quarterly Financial Summary (Unaudited)
(In thousands, except per share data)


                                            1993 Quarters
                          -----------------------------------------------
                              4th           3rd         2nd         1st
                          ---------      --------   ---------    --------
Revenue                     $45,959       $42,986    $45,090      $59,084
Gross margin                 18,013        17,448     15,769       26,139
Operating income (loss)     (12,919) (1)   (5,989)   (42,665) (1)     712
Net income (loss)           (15,749) (1)   (6,280)   (41,821) (1)      46

Earnings (loss) per share:    (0.62) (1)    (0.25)     (1.67) (1)    0.00


                                            1992 Quarters
                           ----------------------------------------------
                              4th           3rd        2nd         1st
                           ---------     ---------  ---------   ---------
Revenue                     $61,947       $57,862    $57,537      $54,473
Gross margin                 28,199        27,629     26,595       25,846
Operating income (loss)       1,687         1,582      1,821        1,104
Net income (loss)               851           778        755          404

Earnings (loss) per share:     0.03          0.03       0.03         0.02


(1) Includes restructuring and other charges of $31.5 million in the second quarter of 1993 and $4.5 million in the fourth quarter of 1993.



ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH
         ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


PART III

Certain information required by Part III is omitted from this Report in that the Registrant intends to file a definitive proxy statement pursuant to Regulation 14A with the Securities and Exchange
Commission (the "Proxy Statement") relating to its annual meeting of stockholders not later than 120 days after the end of the fiscal year covered by this Report, and such information is incorporated by reference herein.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
          REGISTRANT

The information concerning the Company's directors required by this
Item is incorporated by reference to the Company's Proxy Statement under the heading "Election of Directors."

Information regarding executive officers is included in Part I hereof under the caption "Executive Officers of the Registrant" and is incorporated by reference into this Item 10.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Company's Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to the Company's Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED
          TRANSACTIONS

The information required by this Item is incorporated by reference to the Company's Proxy Statement.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
          AND REPORTS ON FORM 8-K

(a) Documents Filed with Report

1.  Financial Statements

The following Consolidated Financial Statements and Report of
Independent Auditors are included in Part II Item 8 of this
Form 10-K.

The consolidated balance sheets at December 31, 1993 and 1992, and the consolidated statements of operations, statements of shareholders' equity and cash flows for each of the three years in the period ended December 31, 1993, together with the notes thereto.

The report of Ernst & Young, independent auditors, dated
March 25, 1994.

2.  Financial Statement Schedules

The following financial statement schedules should be read in conjunction with the consolidated financial statements and the notes thereto.

                                                            Page
                                                            ----

Schedule I      Marketable Securities - Other Investments    S-1

Schedule VIII   Valuation and Qualifying Accounts            S-2

                Report of Ernst & Young, Independent         S-3
                  Auditors


All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements, including the notes thereto.


3.  Exhibits

Exhibit
Number       Description
- - - ---------    -----------------------------

3.1*         Restated Certificate of Incorporation, as amended.

3.2          Restated By-Laws.

4.1**        Indenture between Registrant and The First National
             Bank of Boston, Trustee covering $53,500,000 of 6%
             Convertible Subordinated Debentures due 2012
             (including form of Debenture).

10.1* Shareholder's Agreement dated January 13, 1986 between Registrant and Sam K. Smith, a director, covering the sale of 10,000 shares of Common Stock.

10.2*        License Agreement dated November 1, 1982 between
             Registrant and AT&T.

10.3*        Cross License Agreement dated May 29, 1986 between
             Registrant and Cray Research, Inc.

10.4* Master Lease Agreement, as amended, dated December 31, 1986 between Registrant and Ford Equipment Leasing
             Company covering property substantially located at 3000 Waterview Parkway, Richardson, Texas.

10.5* Form of Indemnification Agreement entered into between the Registrant and each of its officers and directors.

10.6**** Commercial Lease dated January 26, 1989, as amended, between Registrant and Synergy Park
             Associates covering property located at Synergy Park, Richardson, Texas.

10.7****     Registrant's 1991 Stock Option Plan and form of Non-
             Statutory Stock Option Agreement.

10.8*****    Common Stock Purchase Agreement dated March 18,
             1992 between Registrant and Hewlett-Packard
             Company.

10.9*****    Registration Rights Agreement dated March 18, 1992
             between Registrant and Hewlett-Packard Company.

21.1         Subsidiaries of Registrant.

23.1         Consent of Ernst & Young, Independent Auditors.

24.1 Power of Attorney (immediately following exhibits schedule).


*            Incorporated by reference from the Company's
             Registration Statement on Form S-1 (No.  33-6109).

**           Incorporated by reference from the Company's
             Registration Statement on Form S-1 (No.  33-12106).

***          Incorporated by reference from the Company's
             Registration Statement on Form S-8 (No.  33-33700).

**** Incorporated by reference to the Company's annual report on Form 10-K for year ended December 31, 1990.

***** Incorporated by reference to the Company's annual report on Form 10-K for year ended December 31, 1991.

(b) Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the fiscal quarter ended December 31, 1993.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONVEX COMPUTER CORPORATION
Registrant

BY:  ROBERT J. PALUCK
     ---------------------------
     Robert J. Paluck,
     Chairman of the Board, and Chief Executive Officer
     March 25, 1994


POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert J.
Paluck and J. Cameron McMartin, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form
10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange
Commission, hereby ratifying and conforming all that each of said attorneys-in-fact, or his substitute or substitutes, any do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                 Capacity in Which Signed              Date
- - - -------------------- ------------------------------------ ----------------

ROBERT J. PALUCK            Chairman of the Board          March 25, 1994
- - - --------------------         and Chief Executive
(Robert J. Paluck)       Officer (Principal Executive
                            Officer) and Director


J. CAMERON MCMARTIN        Chief Financial Officer         March 25, 1994
- - - --------------------         and Vice President,
(J. Cameron McMartin)     Finance (Principal Finance
                           and Accounting Officer)


STEVEN J. WALLACH                 Director                 March 25, 1994
- - - --------------------
(Steven J. Wallach)

                                  Director                 March 25, 1994
- - - --------------------
(H. Berry Cash)

SAM K. SMITH                      Director                 March 25, 1994
- - - --------------------
(Sam K. Smith)

HOWARD D. WOLFE                   Director                 March 25, 1994
- - - --------------------
(Howard D. Wolfe)

ERICH BLOCH                       Director                 March 25, 1994
- - - --------------------
(Erich Bloch)





                                    SCHEDULE I

                            CONVEX COMPUTER CORPORATION

                    MARKETABLE SECURITIES -- OTHER INVESTMENTS
                                  (In thousands)

                                                                               Balance
                                                                   Market       Sheet
                                         Principle                  Value       Amount
Name of Issuer and Title of Each Issue    Amount       Cost        12/31/93    12/31/93
- - - --------------------------------------  ----------  -----------   ----------  -----------     -----------

U.S. Government Securities                $ 8,315      $ 8,519      $ 8,609      $ 8,506

Other Short-term Investments                5,169        5,349        5,450        5,314

Other Long-term Investments
(principally mortgage-backed securities)   13,281       13,622       13,515       13,389
                                        ----------  -----------   ----------  -----------
                                          $26,765      $27,490      $27,574      $27,209
                                        ==========  ===========   ==========  ===========







                                        S-1






                                   SCHEDULE VIII

                            CONVEX COMPUTER CORPORATION

                          VALUATION AND QUALIFYING ACCOUNTS
                                   (In thousands)

                                             Balance at        Charged       Deductions    Balance at
                                              Beginning           to            from         End of
Description                                   of Period        Expenses       Reserve        Period
- - - -------------------------------------        -----------    ------------   ------------   -----------

Year Ended December 31, 1993:

   Accounts receivable allowances               $ 5,267         $ 3,548         $ 1,298       $ 7,517

   Long-term receivable allowances                  150              --              98            52
                                             -----------    ------------     ----------    ----------
                                                $ 5,417         $ 3,548         $ 1,396       $ 7,569
                                             ===========    ============     ==========    ==========



Year Ended December 31, 1992:

   Accounts receivable allowances               $ 3,924         $ 1,707         $   364       $ 5,267

   Long-term receivable allowances                  316              52             218           150
                                             -----------     -----------     ----------    ----------
                                                $ 4,240         $ 1,759         $   582       $ 5,417
                                             ===========     ===========     ==========    ==========



Year Ended December 31, 1991:

   Accounts receivable allowances               $ 2,867         $ 1,761         $   704       $ 3,924

   Long-term receivable allowances                  311             258             253           316
                                             -----------     -----------     ----------    ----------
                                                $ 3,178         $ 2,019         $   957       $ 4,240
                                             ===========     ===========     ==========    ==========



                                        S-2




                   REPORT OF ERNST & YOUNG
                    INDEPENDENT AUDITORS


We have audited the consolidated financial statements of Convex Computer Corporation as of December 31, 1993 and 1992, and for each of the three years in the period ended December 31, 1993, and have issued our report thereon dated March 25, 1994. Our audits also included the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                                                   ERNST & YOUNG

Dallas, Texas
March 25, 1994







                                S-3