Form 10-Q
period 1994-03-31
CONVEX COMPUTER CORP
filed 1994-05-13
CIK 743653

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                               FORM 10-Q
               ________________________________________

(Mark One)

_X_ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal quarter ended:  March 31, 1994 or

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________to________________

Commission file number:  1-10386


                      CONVEX COMPUTER CORPORATION

          (Exact name of registrant as specified in its charter)

                Delaware                          75-1838006

    (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)        Identification Number)


        3000 Waterview Parkway
           Richardson, Texas                         75080
(address of principal executive offices)           (zip code)

Registrant's telephone number, including area code: (214)497-4000
                      ________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes___X___ No_______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                 Outstanding at April 30, 1994

  Common Stock - $0.01 par value               25,858,378



                             PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               CONVEX COMPUTER CORPORATION
                               CONSOLIDATED BALANCE SHEETS
                                     (In thousands)

                                                                  March 31,    Dec. 31,
Assets                                                              1994         1993
                                                                  ---------    ---------
                                                                  (Unaudited)
Current assets:
  Cash and cash equivalents                                      $  28,458    $  43,094
  Short-term investments                                            14,668       13,820
  Receivables, net                                                  45,057       60,145
  Inventory                                                         31,575       29,150
  Current portion of long-term receivables                          11,930       13,622
  Prepaid expenses and other current assets                         20,127       18,671
                                                                  ---------    ---------
    Total current assets                                           151,815      178,502
                                                                  ---------    ---------
Fixed assets, net                                                   39,560       38,910
Long-term receivables                                               18,048       20,566
Long-term investments                                               15,721       13,389
Other assets, net                                                    3,306        2,909
                                                                  ---------    ---------
    Total assets                                                 $ 228,450    $ 254,276
                                                                  =========    =========

Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                                               $  10,483    $  13,529
  Accrued payroll and related taxes                                  5,650        5,358
  Current portion of notes payable                                  10,686       11,347
  Deferred revenue                                                  13,290       14,387
  Other current liabilities                                         24,674       29,677
                                                                  ---------    ---------
    Total current liabilities                                       64,783       74,298
                                                                  ---------    ---------
Long-term liabilities:
  Notes payable                                                     11,927       14,093
  6% convertible subordinated debentures                            53,500       53,500
                                                                  ---------    ---------
    Total long-term liabilities                                     65,427       67,593
Shareholders' equity:
  Preferred stock ($.01 par value); 5,000,000 shares authorized,        --           --
    and none outstanding
  Common stock ($.01 par value); 40,000,000 shares authorized;
    25,812,016 shares and 25,522,883 shares outstanding
    in 1994 and 1993, respectively                                     257          255
  Additional capital                                               150,019      148,973
  Accumulated deficit                                              (49,115)     (33,283)
  Cumulative translation adjustment                                 (2,921)      (3,560)
                                                                  ---------    ---------
    Total shareholders' equity                                      98,240      112,385
                                                                  ---------    ---------
      Total liabilities and shareholders' equity                 $ 228,450    $ 254,276
                                                                  =========    =========
The accompanying notes are an integral part of these consolidated financial statements.



                          CONVEX COMPUTER CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                    (In thousands, except per share data)


                                                       Three Months Ended
                                                            March 31,
                                                     ----------------------
                                                       1994         1993
                                                     ---------    ---------
    Revenue:

      Product and other revenue                     $  10,362    $  41,722
      Service revenue                                  18,057       17,362
                                                     ---------    ---------
        Total revenue                                  28,419       59,084
                                                     =========    =========

    Costs and expenses:

      Cost of product and other revenue                 8,280       20,938
      Cost of service revenue                          12,315       12,007
      Research and development                          7,869        8,577
      Selling, general and administrative              15,436       16,850
      Restructuring and other charges                      --           --
                                                     ---------    ---------
        Total costs and expenses                       43,900       58,372
                                                     ---------    ---------
    Operating income (loss)                           (15,481)         712

    Other income (expense), net                          (287)        (645)
                                                     ---------    ---------
    Income (loss) before provision for income taxes   (15,768)          67

    Provision for income taxes                             64           21
                                                     ---------    ---------
    Net income (loss)                               $ (15,832)   $      46
                                                     =========    =========

    Net income (loss) per common and common
      equivalent share                              $    (.62)   $     .00
                                                     =========    =========
    Weighted average number of common and common
      equivalent shares outstanding                    25,668       25,138


    The accompanying notes are an integral part of these consolidated financial statements.


                                CONVEX COMPUTER CORPORATION
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)
                                      (In thousands)
                                                                          Three Months Ended
                                                                               March 31,
                                                                       ----------------------
                                                                          1994         1993
    Operating activities:                                              ---------    ---------

      Net income (loss)                                                ($15,832)     $    46
      Adjustments to reconcile net income to net cash provided by
       (used for) operating activities:
       Depreciation and amortization                                      3,977        3,745
       Deferred income taxes                                                (43)      (1,044)
       Foreign currency (gains) losses                                      180          (16)
       Changes in assets and liabilities:
          (Increase) decrease in receivables                             15,834       (6,670)
          (Increase) decrease in inventory                               (2,373)       1,076
          (Increase) in prepaid expenses and other current assets        (1,047)      (1,163)
          (Increase) decrease in long-term receivables                    4,198         (112)
          (Decrease) in accounts payable                                 (3,136)      (4,800)
          Increase (decrease) in income taxes payable                    (1,583)         675
          (Decrease) in other current liabilities                        (3,585)      (2,748)
          Increase (decrease) in deferred revenue                        (1,635)       1,294
                                                                       ---------     --------
      Total adjustments                                                  10,787       (9,763)
                                                                       ---------     --------
    Net cash (used for) operating activities                             (5,045)      (9,717)
                                                                       ---------     --------
    Investing activities:
     (Additions) to fixed assets, net                                    (4,110)      (2,095)
     (Increase) decrease in short-term investments                         (848)       5,317
     (Increase) in long-term investments                                 (2,332)        (474)
     (Increase) in other assets                                            (769)        (114)
     Foreign currency hedging activity                                     (735)         231
                                                                       ---------     --------
    Net cash provided by (used for) investing activities                 (8,794)       2,865
                                                                       ---------     --------
    Financing activities:
     Issuance of common stock under stock option and purchase plans, net  1,047        1,837
     Proceeds from long-term debt                                           282        3,820
     Principal payments on long-term debt                                (3,109)      (3,213)
                                                                       ---------     --------
    Net cash provided by (used for) financing activities                 (1,780)       2,444
                                                                       ---------     --------
    Effect of exchange rate fluctuations on cash and cash equivalents       983          203
                                                                       ---------     --------
    (Decrease) in cash and cash equivalents                             (14,636)      (4,205)
    Cash and cash equivalents, beginning of period                       43,094       52,599
                                                                       ---------     --------
    Cash and cash equivalents, end of period                            $28,458      $48,394
                                                                       =========     ========

    The accompanying notes are an integral part of these consolidated financial statements.


                     CONVEX COMPUTER CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Basis of Presentation of Interim Financial Statements

     The accompanying unaudited consolidated financial statements of Convex Computer Corporation and subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information in footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to those rules and regulations. However, the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in connection with the financial statements and notes thereto included in the Company's most recent annual report to shareholders.
   While the financial information furnished is unaudited, the financial statements included in this report reflect all adjustments (consisting of normal, recurring adjustments except those provided for during 1993 as part of the restructuring) which the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the interim balance sheet dates. In order to maintain consistency and comparability between periods presented, certain amounts have been reclassified from the previously reported 1993 financial statements in order to conform to 1994 presentation.


Inventory

     Inventory is recorded at the lower of cost (on a first-in,
first-out basis) or market.   Cost includes purchased materials,
manufacturing labor and manufacturing overhead.   Inventory consists of
the following (in thousands):


                                        March 31,       March 31,
                                          1994            1993
                                        --------       ---------
          Raw material                  $12,797         $13,818
          Work-in-process                 5,413           5,643
          Finished goods                 13,365          17,934
                                       ---------       ---------
                                        $31,575         $37,395
                                       =========       =========

Income Taxes

     The provision for income taxes for the three months ended March 31, 1994 is $64,000 on a pretax net operating loss of $15,768,000. The provision for the same period of 1993 was $21,000 on pretax income of $67,000. This provision reflects anticipated income (loss) before
taxes, including an estimate of income by taxing jurisdiction.   The
Company estimates that it will have no tax benefit for the year from domestic net operating losses, but certain foreign subsidiaries with net operating income will have tax expense. The Company has unused foreign and domestic net operating losses available to offset future income.


Earnings per Common and Common Equivalent Share

     The computation of primary earnings per share is based on the weighted average number of common and common equivalent (stock options) shares assumed to be outstanding during the period. For the periods presented, the computation of fully diluted earnings per share resulted in no significant additional dilution. In periods of net loss, common stock equivalents have been excluded from the computation since the effect of their inclusion would be anti-dilutive.
     The number of shares used in the computation of primary earnings per share is determined as follows (in thousands):


                                               Three Months Ended
                                             --------------------
                                              March 31,  March 31,
                                                1994       1993
                                             ---------  ---------

     Weighted average common shares
       outstanding during the period           25,668     24,936
     Dilutive common share equivalents
       related to outstanding stock options        --        202
                                             ---------  ---------
     Weighted average shares used in
       computation                             25,668     25,138
                                             =========  =========


Legal Proceedings

     On August 2 and 7, 1991, two separate complaints were filed against the Company and certain of its officers and directors in the United States District Court for the Northern District of Texas. The
two cases were consolidated.   Plaintiffs filed a Consolidated Amended
Complaint (the "Amended Complaint") on October 18, 1991, which purports to be a class action lawsuit on behalf of persons who purchased the Company's stock between January 31, 1991 and July 29, 1991. The
Amended Complaint alleges that defendants violated specific provisions of the federal securities laws, namely Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and Texas common law.
      Subsequent to December 31, 1993 the Company reached an agreement in principle to settle this class action lawsuit, subject to final approval by the court. The Company has included a charge for the $2.5 million estimated cost of settlement in the fourth quarter 1993 results.

Restructuring and Other Charges

      In July 1993, the Company announced a restructuring program designed to reduce costs and increase the efficiency of the Company's operations. The program included, among other items, severance of employees, the consolidation and elimination of certain facilities, the estimated costs of the write down of certain of the Company's assets, as well as miscellaneous charges for other matters.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

In the first quarter of 1994, the Company reported revenues of $28 million and a net loss of $16 million. Customer demand was well below expectations for the current products and well below the level of recent quarters. Margins fell to 28% in the quarter versus 44% in the same quarter a year ago and 39% in the previous quarter, due primarily to price competition on product sales and the effect of fixed manufacturing overhead on the lower volume. Expenses were down $2 million from the first quarter of 1993 and about equal to the fourth quarter of 1993 after adjusting for the one-time expenses incurred in the fourth quarter. The combination of the low revenue, a difficult pricing environment and fixed overhead expenses resulted in the large loss for the quarter.

During the month of March the Company shipped the first eight-processor Exemplar systems to five customers. This represents the initial shipments of the Company's new PA-RISC based scalable parallel product. The Company plans to increase the level of shipments of this product in the second quarter, however, the Company expects overall order rates to remain low at least through the second quarter of 1994, with revenue below the level needed to achieve break-even operating results.

The Company believes that order rates for the Company's products will continue to be adversely affected by economic uncertainties and tight customer budgets. In addition, customers in the high-performance technical marketplace are faced with a wide array of choices of technology which the Company believes will also result in delayed buying decisions, lengthened sales cycles and intense price competition. As a result, the Company expects to see continued pricing pressure throughout 1994.

Cash and investments decreased $11 million in the first quarter of 1994. The Company expects cash to continue to decrease as a result of below break-even operating results and the capital requirements associated with bringing two new products to market.

Revenue

Total revenue for the first quarter of 1994 was $28 million, a 52% decrease from the $59 million reported for the first quarter of 1993 and a 38% decrease from the $46 million reported for the fourth quarter of 1993, as shown in the table below:

                                                 Quarter ended
                                          ---------------------------
        Revenue ($000,000)                 3/31/94  3/31/93  12/31/93
        ------------------                --------  -------  --------
        Product and Other                      10      42      25
        Service                                18      17      21
           Total                               28      59      46

        3/31/94 Quarter Revenue -
        Percent change from quarter ended
        ---------------------------------
        Product and Other Revenue               -     -75%    -58%
        Service Revenue                         -       4%    -15%
           Total Revenue                        -     -52%    -38%


        Unit Shipments
        --------------
        C3800                                   2      11       8
        C3400                                   4      10       8
        Meta Series                             4      10      12
        Exemplar SPP                            7       -       -


The 75% decline in product revenue versus the first quarter of 1993 and the 58% decline versus the previous quarter is due to decreased order rates on the C3 product line. The Company entered the quarter with no backlog on the high-end C3800 product and was able to close only two transactions. The Company continues to experience a high level of competition from workstations in the C-Series compute-server markets, as well as order delays due to customers anticipating new product introductions.

Shipments of the Company's PA-RISC based systems, the Meta Series and the new Exemplar SPP, remained about flat in total number of systems delivered. The Exemplar product line reflects the first shipments of the Company's new scalable parallel product, following the product announcement in mid-March. A total of seven Exemplar systems were shipped to five customers, with each system consisting of a single eight processor hypernode. Systems in larger configurations are planned to be introduced throughout 1994 as the final development effort on larger configurations is completed.

Service revenue increased 4% in the first quarter of 1994 versus the same quarter in 1993 but was 15% below the fourth quarter of 1993. Service revenue includes both maintenance contracts as well as systems integration revenue, and accounted for 64% of the Company's total revenue in the first quarter of 1994. Systems integration is a line of business the Company entered during 1992 in which it performs a service for the customer by integrating hardware and software from other vendors with Convex hardware and software. Systems integration revenue also includes the third party integration components of both the data management business and the Meta Series product line. The change in the service revenue across these periods is primarily due to the fluctuations in the level of systems integration business. The Company believes the amount of systems integration revenue will fluctuate from quarter-to-quarter and will depend to a large degree on the success of the data management business. In addition, the Company believes that in 1994, maintenance contract revenue will show little or negative growth unless the Company is able to achieve growth in product revenues.

The Company believes the current economic and competitive environment is causing its customers and prospects to reduce their capital spending levels and to delay making decisions to purchase high dollar capital goods such as the Company's products. The Company also believes the current competitive environment has put increased pressure on the Company's present compute-server products. In addition, the Company has introduced one new product family and plans to introduce a second in 1994 (please refer to the discussion under "Research and Development"). Some customers, anticipating the availability of these new products, may further delay purchases of the Company's current products until the new products are available.

The Company manufactures and ships its products as promptly as practicable upon receipt of a purchase order, and generally does not maintain a significant backlog. With no significant product backlog entering the second quarter of 1994, the Company's future financial performance will depend entirely on its ability to generate new orders for shipment in the same quarter in which the orders are received.

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

Gross Margin

Gross margins declined to 28% of revenue in the first quarter of 1994 versus 44% in the first quarter of 1993 and 39% in the fourth quarter of 1993. The change is primarily due to the change in product margin.


                                           Quarter ended
                                     --------------------------
        Gross Margins % Revenue      3/31/94  3/31/93  12/31/93
        -----------------------      --------  ------- --------
        Product Margin                  20        50       44
        Service Margin                  32        31       34
        Total Margin                    28        44       39


Product margin declined to 20% in the first quarter of 1994 versus the 44%
- - 50% historical range shown in the table. While approximately 11 points of this decline is attributable to the fixed overhead absorption on the lower volume, the remaining decrease is believed to be due to increased pricing competition on the C3 product lines. Improvement in the Company's product margin is dependent on two factors: Market acceptance and the general competitiveness of the new products and higher total product volume which would improve fixed overhead absorption compared to the first quarter.

Gross margin on the service business has not shown the same volatility although the slightly higher margin percentage in the fourth quarter of 1993 was due primarily to higher than normal margins on the systems integration business.

Expenses

Expenses for the first quarter of 1994 were held constant with the previous quarter, after adjusting for $5 million in Restructuring and Other charges and $2 million of bad debt expenses incurred in the fourth quarter. Expenses were $2 million below the same quarter in 1993, with reductions in all areas plus reduced commission expense on the lower revenue. The Company intends to tightly manage resources and maintain overhead expenses at the current levels through 1994.

                                                  Quarter ended
                                           --------------------------
        Expenses ($000,000)                3/31/94  3/31/93  12/31/93
        --------------------               -------  -------  --------
        Research and Development                8        9        8
        Selling, General and Administrative    15       17       18
        Restructuring and Other                 -        -        5


                                                  Quarter ended
                                           --------------------------
        Expenses % Revenue                 3/31/94  3/31/93  12/31/93
        ------------------                 -------  -------  --------
        Research and Development               28       15      18
        Selling, General and Administrative    54       29      40
        Restructuring and Other                 -        -      10

Research and Development

Research and development expenditures were $8 million in the first quarter of 1994, down 8% from the first quarter of 1993 and down 4% from the fourth quarter of 1993. The decline in revenue in the first quarter of 1994 has increased these expenditures as a percentage of revenue.
The Company remains committed to aggressive efforts to bring two new product families to market in 1994 and expects research and development expenses during 1994 to be approximately the same amount as 1993. However, because these two product families are critical to the Company's competitiveness and future financial results, some increase in spending may be necessary to complete these two products.

The Company's new scalable parallel Exemplar product family, announced in mid-March and based on Hewlett-Packard Company's PA-RISC technology, introduced both a completely new hardware platform and a completely new suite of software products. The software products include a new operating system that incorporates components from several sources. The integration and performance tuning of these components is critical to the overall success of the product. These efforts will continue throughout 1994 as the development efforts for the top-end of the product line are completed. While the Company believes these efforts will be successful, there can be no assurance that overall performance of the new operating system will reach satisfactory levels as a result of these efforts.
Market acceptance of this product family is also highly dependent on third party software vendors porting their applications to the product.
While the Company is working with a number of vendors to accomplish this result, there can be no assurance that the third-party vendors will undertake the necessary efforts, or that the porting efforts will yield competitive software applications on the Company's new product.

The Company is also presently developing the next generation C Series family of products. This generation is intended to replace the existing C3 Series of products. The new products will be compatible with existing C Series products and are planned to deliver improved performance at approximately the same prices as the existing products. The development effort for this product family is nearing completion, but the completion and ultimate introduction of this product line is dependent on the Company receiving a number of key semiconductor components from its suppliers. While the Company believes that it will receive the necessary devices, there can be no assurance that the suppliers of these devices will successfully complete their development efforts or once completed that they will be capable of manufacturing these devices in quantities sufficient to allow the Company to achieve volume production of the new product families.

Both the next generation C Series product and the Exemplar product family make use of leading edge semiconductor devices. The Company currently has only one source for certain key components. The Company's ability to manufacture its new products in production quantities will require that the Company receive sufficient quantities of these
semiconductor devices from its vendors.   In addition, there are still
significant technical and manufacturing uncertainties involved in the Company successfully bringing these new products to the market. There can be no assurance that the Company's new products, once introduced, will gain market acceptance, or that the Company will receive adequate supplies of critical components.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first quarter of 1994 were $3 million below the fourth quarter of 1993 and $1 million below the first quarter of 1993. The $3 million decrease from fourth quarter 1993 is due to lower sales commissions on the reduced volume and the fact that the fourth quarter of 1993 included over $2 million of one-time charges related to the bankruptcy of an international leasing company and financial difficulties of another customer. These expenses as a percentage of revenue have increased in the first quarter of 1994, but the Company believes the current selling resources will be necessary to support the introduction of the new products planned for 1994.

Restructuring and Other Expenses

With a substantial decline in order rates and revenue in the first half of 1993, in July the Company implemented a restructuring program designed to reduce annualized costs by $22 million and to increase the efficiency of the Company's operations. The restructuring also reflected a strategic decision to write down certain assets based on an analysis of future demand for both the C3800 and C3400 product families. The $32 million charge taken in the second quarter comprised $7 million for severance costs of approximately 185 employees, $22 million for costs associated with reducing factory capacity in the Richardson manufacturing facility and to write down certain of the Company's assets, and $3 million in miscellaneous and other charges. An additional $5 million charge was taken in the fourth quarter for the estimated cost of settling the 1991 class action lawsuit and for additional asset write-downs.

The $36 million restructuring charge involves cash expenditures of approximately $17 million, all funded from working capital. Of this amount, $10 million had been spent at the end of the first quarter of 1994 and the Company expects the remaining $7 million to be substantially spent by mid-1994. In addition, the Company estimates that it has reduced annual expenses by over $22 million. The expense reductions include payroll and benefit expenses of approximately $15 million, depreciation, rent and maintenance expenses of $5 million and $2 million of other expenses. There can be no assurance, however, that this program will improve the Company's financial performance.

The company ended the first quarter of 1994 with 993 employees, 173 fewer than the previous year with most of the reductions coming in the manufacturing area.

Other Income and Expense

Other income for the first quarter of 1994 dropped slightly from the first quarter of 1993 and the fourth quarter of 1993. This item consists of interest earned less interest expenses incurred and certain costs associated with implementing the Company's foreign currency hedging program. Interest income will continue to decline in line with the decreasing cash balances, however, the current quarter benefited from an increase in interest income due to an adjustment based on a U.S. tax refund.

Income Taxes

The operating loss for the Company in the first quarter of 1994 is anticipated to result in no U.S. tax benefit in the current year. The Company believes it may incur tax expenses in various foreign subsidiaries which could result in a net tax expense for the year. At March 31, 1994 the Company had foreign and domestic operating loss
carryforwards which are available to offset future taxable income.   The
realization of the tax benefits related to the loss carryforwards is dependent on the future profitability of the Company and its foreign subsidiaries.

Liquidity and Capital Resources

During the first quarter of 1994, the Company's cash and investments balance declined by $11 million. This follows a decline of $12 million in the fourth quarter of 1993. In addition, the Company spent $4 million during the quarter for fixed asset additions, reflecting the higher level of investment required to support the introduction of the two new product families. The Company expects the rate of capital expenditures to continue at or above this rate for the balance of 1994.

The Company's cash, cash equivalents and investment balances totaled approximately $59 million at the end of the first quarter of 1994. The Company believes this source of liquidity will be sufficient to meet cash requirements for at least the next twelve months if the Company is able to successfully execute its plans to improve the utilization of current assets and if the Company can increase the revenue and margin levels above the rates achieved in the first quarter. With financial performance in the near term expected to be below break-even, the Company expects cash balances to decrease. To help ensure the transition to the new products, the Company may seek to secure lines of working capital.

                     PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


    a)  Exhibits

        Exhibit
        Number         Description
        -------        -----------
         10.7          Convex Computer Corporation Amended and Restated 1991
                         Stock Option Plan



    b)  Reports on Form 8-K


        No reports on Form 8-K were filed by the Company during the fiscal quarter ended March 31, 1994.


                              SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   CONVEX COMPUTER CORPORATION

                                   Registrant


                                   BY: J. CAMERON MCMARTIN
                                       ---------------------
                                       J. Cameron McMartin
                                       Chief Financial Officer and
                                       Vice President, Finance
                                       (Principal Finance and
                                       Accounting Officer)

Dated:  May 12, 1994






                                  EXHIBIT 10.7

                         CONVEX COMPUTER CORPORATION
                             AMENDED AND RESTATED
                            1991 STOCK OPTION PLAN

1.  Purpose of the Plan.

The purpose of the CONVEX COMPUTER CORPORATION 1991 STOCK OPTION PLAN ("Plan") is to advance the interests of Convex Computer Corporation ("Convex") and its stockholders, by (a) enabling Convex to attract and retain the best available personnel for positions of substantial responsibility, (b) encouraging Employees, Consultants and Directors to acquire and retain a proprietary interest in Convex, and (c) promoting the long-term success of Convex.

At the discretion of the Board, and as reflected in written option agreements, options granted under this Plan may be either "incentive stock options," as defined in Section 422 of the Code or "non-statutory stock options."

2.  Definitions.

   (a) Board: The Committee, if one has been appointed, or the Convex Board of Directors if there is no Committee.

   (b)  Code: The Internal Revenue  Code of 1986, as amended.

   (c)  Common Stock: Convex' Common Stock, $.01 par value per share.

   (d) Committee: The Committee appointed by the Board of Directors under Section 3, if one has been appointed. If no Committee has been appointed, this term will refer to the Board of Directors as a whole.

   (e) Consultant: Any person who is engaged by Convex or any Subsidiary to render consulting services for compensation.

   (f) Continuous Status: As an Employee, Consultant or Director is the absence of any interruption or termination of service. Service will not be considered interrupted for sick leave, military leave or other leave approved by the Board provided that either the leave does not exceed 90 days or reemployment on expiration of the leave is guaranteed by contract or statute.

   (g) Date of Grant: The date an Option is granted under the Plan, which will be the date the Board authorized the Option unless the Board has specified a later date.

   (h) Date of Exercise: The date on which an Option is validly exercised under the Plan.

   (i)  Director: A member of the Convex Board of Directors.

   (j) Employee: Any person, including Officers and Directors, who is employed by Convex, its Parent or any of its Subsidiaries. The payment of Directors' fees is not sufficient to constitute "employment."

   (k)  Exchange Act: The Securities Exchange Act of 1934, as amended.

   (l) Incentive Stock Option: An Option intended to qualify as an incentive stock option under Section 422 of the Code.

   (m)  Option: A stock option granted under the Plan.

   (n) Optionee: An Employee, Consultant or Director who has been granted an Option which has not expired.

   (o)  Outside Director: A Director who is not an Employee.

   (p) Parent: A "parent corporation," whether now or hereafter existing, under Section 424(e) of the Code.

   (q) Rule 16b-3: Rule 16b-3 under the Exchange Act, or any successor rule thereto.

   (r) Share: A share of Common Stock, as adjusted under Section 9 of the Plan.

   (s) Subsidiary: A "subsidiary corporation," whether now or hereafter existing, under Section 424(f) of the Code.

   (t) Successors: The legal representatives of a deceased Optionee's estate or the persons who acquire the right to exercise an Option by bequest, inheritance or the death of the Optionee.

3.  Administration of the Plan.

   (a) Procedure. The Plan will be administered by (1) the Board, if the Board may administer the Plan as one which qualifies under Rule 16b-3 as a discretionary plan, or (2) a Committee designated by the Board. If a Committee is designated by the Board, it will be constituted to permit the Plan to be a discretionary plan under Rule 16b-3. Once constituted, the Committee will continue to exist until otherwise directed by the Board. From time to time the Board may increase or decrease the size of the Committee, appoint additional members, remove members (with or without cause) and appoint new members in their place, fill vacancies and remove all members of the Committee (thereafter directly administering the Plan), all to the extent which Rule 16b-3 permits in respect of plans intended to qualify as discretionary.

   (b) Authority. Subject to the terms of the Plan and the direction of the Board, the Committee will have full power to implement the Plan including, but not limited to, the power to determine:

     (1) The Employees and Consultants to whom Options may from time to time be granted.

     (2) Whether, and to what extent Options are granted.

     (3) The number of Shares to be covered by each Option.

     (4) The forms of agreements to be used under the Plan.

     (5) The terms of any Option (including the share price, any restrictions or limitations, any vesting or exercise acceleration, any waiver of forfeiture restrictions affecting an Option and/or the Shares covered by that Option, based in each case on such factors as the Committee determines, in its sole discretion, to be appropriate).

     (6) The forms of payment that will be acceptable consideration for exercise of an Option.

     (7) Whether, to what extent and under what circumstances Common Stock will be deferred, either automatically or at the election of the Optionee
(including providing for and determining the amount of any deemed earnings on deferred amounts during a deferral period).

     (8) The fair market value of the Common Stock under Section 6(c).

     (9) Whether the exercise price of an Option should be reduced to the then-current fair market value of the Common Stock if that value has declined since the date the Option was granted.

The Committee will have the authority to construe and interpret the Plan, to authorize the execution of such instruments on behalf of Convex as may berequired to effectuate the grant of Options, to prescribe, amend and rescind rules and regulations relating to the Plan and to make all other determinations necessary or advisable for the administration of the Plan.

4.  Stock Subject To Options.

Subject to Section 9, no more than 4,960,000 Shares (plus, in the case of non-statutory stock options, the number of additional shares that are reacquired under the Plan) may be issued upon the exercise of Options. If an Option terminates or expires, or is cancelled or surrendered, the unpurchased Shares subject to that Option will again be available for grants under the Plan unless Convex reacquired the Shares by exercising its repurchase rights or the Plan has been terminated.

5.  Eligibility.

   (a) Contribution. Any Director, Employee or Consultant deemed by the Committee to have the potential to contribute to the future success of Convex will be eligible to receive Options; provided, however, that (1) Options granted to Outside Directors will only be made in accordance with Section 8, and (2) Incentive Stock Options will be granted only to Employees.

   (b) Designation. Each Option will be designated in the written option agreement as either an Incentive Stock Option or a non-statutory stock option. Notwithstanding this designation, Options will be treated as non-statutory stock options to the extent the aggregate fair market value of the Shares under Options that have been designated as Incentive Stock Options and that can be exercised for the first time by an Optionee during any calendar year (under all plans of Convex) exceeds $100,000.

      For purposes of this Section 5(b), Options will be taken into account in the order in which they were granted, and the fair market value of the shares will be determined as of when the Option was granted.

   (c) Rights. Neither the Plan nor the granting of an Option will alter the right of Convex', its Parent or its Subsidiaries to terminate an individual's status as an Employee, Consultant or Director at any time and for any reason. Nor does either confer any rights or privileges to continue as an Employee, Consultant or Director, or any other rights and privileges, except as specifically provided in the Plan.

6.  Terms and Conditions of Options.

Options will be evidenced by an agreement that is executed by Convex and the Optionee ("Agreement"). The Agreement will be in the form as the Committee may from time to time approve, subject to the following:

   (a) Designation. The Committee will cause each Option, at the time of grant, to be clearly designated in the Agreement as either an Incentive Stock Option or a non-statutory Stock Option.

   (b) Price. The per Share exercise price for Shares to be issued on exercise of an Option will be the price as determined by the Committee, subject to the following:

      (1) In the case of Incentive Stock Options, the per share exercise price will be set at 110% (or more) of fair market value on the date of the grant for Employees who, at the time of the grant, own more than 10% of the voting power of all classes of stock of Convex, any Parent or any Subsidiary, and will be set at 100% (or more) of fair market value on the date of grant for all other Employees.

      (2) In the case of non-statutory stock options, the per share exercise price will be set at 110% (or more) of fair market value on the date of the grant for any person who, at the time of the grant, owns more than 10% of the voting power of all classes of stock of Convex, any Parent or any Subsidiary, and, subject to Section 8, will be set at 85% (or more) of fair market value on the date of grant for all others.

   (c) Fair Market Value. The Committee will determine fair market value by reference to the per share closing price of the Common Stock on the New York Stock Exchange, as reported in the Wall Street Journal.

   (d) Payment of Option Price. Consideration for Shares to be issued on exercise of an Option, including the method of payment, will be determined by the Committee and may consist of cash, check, delivery of previously owned Common Stock which, on the date of surrender, has (1) been owned by the Optionee for more than six months or not acquired directly from Convex, and
(2) has a fair market value equal to the aggregate exercise price of the Shares under the Option being exercised, or any combination of the foregoing and/or other consideration or method of payment as may be permitted by law.

   (e) Option Term. In the case of an Option granted to an Employee who, at the time of grant, owns more than 10% of the voting power of all classes of the stock of Convex, any Parent or any Subsidiary, the term of the Option will be as set by the Committee but will in no event exceed five years. In the case of all other Options, the term of the Option will be as set by the Committee but will in no event exceed 10 years from the date of grant.

   (f) Rights as a Stockholder. Neither an Optionee nor his Successors will have any of the rights of a Convex stockholder until the certificates evidencing Shares that they have purchased are properly delivered. Except as provided in Section 9, no adjustment will be made for a dividend or other right whose record date occurs before the stock certificate is issued.

   (g) Exercise. Subject to Section 8, Options may be exercised at any time, from time to time and in no particular order (if the Optionee holds more than one Option) from the Date of Grant through the earliest of expiration, cancellation, surrender or termination of the Option. Notwithstanding the foregoing, no Option may be exercised before stockholder approval of the Plan has been obtained.

        The exercise of each Option will be subject to the condition that if, at any time, Convex believes the satisfaction of withholding tax or other withholding liabilities, or the listing, registration or qualification of any Share on any securities exchange or under any state or federal law, or the consent or approval of any regulatory body, is necessary or desirable as a condition of, or in connection with, the issuance of the underlying Shares, then the exercise will not be effective unless the same has been effected or obtained free of any conditions not acceptable to Convex.

   (h) Non-transferability. No Option may be transferred or assigned by an Optionee, whether voluntarily or by operation of law, other than by will or the laws of descent and distribution. During an Optionee's lifetime, Options may only be exercised by the Optionee. No Option or the Shares covered thereby will be (1) pledged or hypothecated in any way, or (2) subject to execution, attachment or similar process except with the prior written consent of the Committee.

   (i) Termination of Status. If an Employee, Consultant or Director ceases to serve as such for any reason other than permanent disability or death, he may exercise his Option to the extent that he was entitled to do so at the date of termination, but only within 30 days (or such other period of time as is determined by the Committee which, in the case of an Incentive Stock Option, is determined at the time of grant and will not exceed 90 days) after the date his service ceases. To the extent he was not entitled to exercise an Option on the date of termination, or if he does not exercise an Option which he was entitled to exercise within the time specified, the Option will terminate.

   (j) Permanent Disability. If an Employee, Consultant or Director is unable to continue as such due to his total and permanent disability (as defined in Section 22(e)(3) of the Code), he may exercise his Option to the extent that he was entitled to do so at the date he became disabled, but only within six months (or such other period of time as is determined by the Committee which, in the case of an Incentive Stock Option, is determined at the time of grant and will not exceed 90 days) after the date his service ceases. To the extent he was not entitled to exercise an Option on the date of disability, or if he does not exercise an Option which he was entitled to exercise within the time specified, the Option will terminate.

   (k) Death While Employed. If an Optionee dies while still an Employee, Consultant or Director, and if that Optionee has had Continuous Status as an Employee, Consultant or Director since the date the Option was granted, the Option may be exercised by the Optionee's Successor at any time within six months after the day the Optionee dies, but only to the same extent that would otherwise have applied had the Optionee not died and continued to maintain Continuous Status through the date of exercise.

   (l) Death After Termination of Continuous Status. If an Optionee dies within 30 days (or, with respect to Optionees other than Outside Directors, such other period of time as is determined by the Committee which, in the case of an Incentive Stock Option, is determined at the time of grant and will not exceed 90 days) after his Continuous Status as an Employee, Consultant or Director has terminated, the Option may be exercised by the Optionees
Successor at any time within six months after the day the Optionee dies, but only to the same extent that the Option could have been exercised on the date of termination.

   (m)  Rule 16b-3.  Options granted to individuals who are subject to
Section 16(b) of the Exchange Act must comply with Rule 16b-3. They must also contain any additional conditions or restrictions required by Rule 16b-3 for Plan transactions to qualify for the maximum exemptions allowable under the Exchange Act.

7.  Allotment of Shares.

The Committee will determine the number of Option Shares that will from time to time be offered to Employees, Consultants and Directors. The grant of an Option will not entitle the Optionee to participate, or disqualify him from participating, in any other grant under the Plan.

8.  Outside Directors.

This Section 8 may not be amended more than once every six months, other than to comport with changes in the Code, the Employee Retirement Income Security Act of 1974, as amended, or the rules under either. Grants of Options under this Section will be automatic, non-discretionary and strictly in accordance with the following:

   (a) No Discretion. No one will have any discretion in selecting which Outside Directors will be granted Options or in determining the number of Option Shares which they are granted; provided, however, that nothing in this Plan will prevent an Outside Director from declining to receive an Option.

   (b) Automatic Grant. On the December first of every year during the life of the Plan, each person who is then an Outside Director will automatically be granted an Option to purchase 5,000 Shares of Common Stock.

   (c) Option Terms. The terms of Options granted to Outside Directors will be as follows:

      (1)  The term of the Option will be 10 years.

      (2) Subject to Section 6(i), the Option can be exercised only so long as the Outside Director remains a Director or within three months after termination as an Outside Director.

      (3) The exercise price per Share will be 100% of the fair market value on the date the Option is granted.

      (4) The Option will vest as to 25% of the Shares subject to the Option on each anniversary of the date of grant.

      (5) In no event will an Option be capable of being exercised before shareholder approval of the Plan has been obtained.

9.  Adjustments Upon Changes in Capitalization or Merger.

   (a)  Adjustments.  Subject to required action by the Convex stockholders,
(a) the number of Shares covered by each Option, (b) the number of Shares authorized for issuance under the Plan and as to which either Options have not yet been granted or Shares have been returned to the Plan following cancellation or expiration of an Option, and (c) the price per Share covered by outstanding Options, will be proportionately adjusted to reflect increases or decreases in the number of issued shares of Common Stock effected without Convex receiving consideration. Conversion of convertible securities will not be treated as having been effected without Convex receiving consideration.

   (b) Board Decision. This adjustment will be made by the Board, whose determination will be final. Except as provided in this Section, the issuance of shares of any class of stock (or the issuance of securities which are convertible into shares of any class of stock) will not affect the number or price of Shares subject to an Option.

   (c) Winding Up. If a dissolution or liquidation of Convex is proposed, Options will terminate immediately before the dissolution or liquidation is consummated unless the Board has provided otherwise. The Board, in its discretion, may declare that an Option will terminate on another date and may give an Optionee the right to exercise Options as to any part of the Optioned Shares, including those which could not otherwise be exercised.

   (d) Sale or Merger. If Convex proposes to sell all or substantially all of its assets or to merge with or into another corporation, Options will be assumed or an equivalent option will be substituted by the successor corporation (or a parent or subsidiary of the successor corporation) unless the Board, in its discretion and in lieu of the assumption or substitution, permits the Optionee to exercise the Option as to all of the Option Shares, including those which could not otherwise be exercised. If the Board so permits, it will notify the Optionee that the Option can be exercised for 30 days from the date of the notice. The Option will terminate on expiration of the 30-day period.

10.  Amendment and Termination.

   (a) Amendment and Termination. The Board may amend the Plan at any time, or from time to time, and may terminate it without stockholder approval. Notwithstanding the foregoing, approval of the holders of a majority of the outstanding shares entitled to vote is required for amendments which increase the number of shares for which options may be granted, materially change the standards of eligibility or constitute an amendment for which stockholder approval is required to comply with Rule 16b-3 or Section 422 of the Code.

   (b) Effect. No amendment or termination of the Plan will unilaterally affect or impair Options already granted or any existing option or stockholder agreements. These will remain in full force and effect as if the Plan had not been amended or terminated, unless mutually agreed otherwise in a written document signed by all affected parties.

11.  Adoption of the Plan.

The adoption of the Plan, and any action of the Board with respect to it, will not be deemed to give an Employee, Consultant or Director the right to be granted an Option to purchase Shares or any other rights. The only exception will be rights evidenced by an Agreement, or an amendment thereto, which has been duly authorized by the Board and executed on behalf of Convex and then only to the extent and on the terms which are contained in that Agreement or amendment.

12.  Term of the Plan.

No Options will be granted more than ten years from the earlier of the date the Plan is adopted or the date the Plan has been approved by Convex stockholders.

13.  Conditions on Issuance of Shares.

Shares will not be issued on exercise of an Option unless, in the opinion of counsel for Convex, the exercise and the issuance and delivery of the Shares complies with all relevant provisions of law. This will include, without limitation, the Securities Act of 1933, as amended, the Exchange Act, the rules and regulations under both, and the requirements of the New York Stock Exchange.

14.  Reservation of Shares.

During the term of the Plan, Convex will at all times have available a sufficient number of Shares to satisfy the requirements of the Plan. If Convex is unable to obtain the necessary authority from any regulatory body having jurisdiction, Convex will have no liability for failing to issue or sell Shares which, in the opinion of counsel for Convex, require such authority.

15.  Stockholder Approval.

Required approvals of Convex stockholders will be solicited substantially in accordance with Section 14(a) of the Exchange Act and the rules and regulations promulgated thereunder. Approval of amendments will be solicited on or before the first annual meeting of stockholders held after an Option is granted under the Plan, as then amended, to an Officer or Director. If stockholder approval is obtained at a duly held stockholders' meeting, it must be obtained by the affirmative vote of those holding a majority of Convex' outstanding shares. If stockholder approval is obtained by written consent, it must be obtained by the unanimous written consent of all Convex stockholders. Notwithstanding the foregoing, a lesser degree of stockholder approval at a meeting or by written consent will be sufficient if the Board determines, in its discretion after consultation with counsel, that doing so will comply with all applicable laws and will not adversely affect the qualification of the Plan under Rule 16b-3 or Section 422 of the Code.

16.  Information to Optionees.

Notice that an Option has been granted to an Optionee will be given to the Optionee within a reasonable period of time after the grant date. During the period an Optionee has one or more Options outstanding, Convex will provide the Optionee with copies of its annual reports and all other information which it provides to its stockholders. Convex need not provide this information if Options under the Plan are only granted to key employees whose duties assure their access to equivalent information.

Adopted by the Board of Directors of
Convex Computer Corporation
on the 14th of March, 1991,
and approved by the stockholders of
Convex Computer Corporation
on the 9th of May 1991.

Amended by the Board of Directors of
     Convex Computer Corporation
     on the 12th of March, 1992,
     and approved by the stockholders of
     Convex Computer Corporation
     on the 14th of May, 1992.

Amended by the Board of Directors of Convex Computer Corporation on the 28th of January 1993, and approved by the stockholders of Convex Computer Corporation on the 13th of May 1993.