Form 10-Q
period 1994-06-30
CONVEX COMPUTER CORP
filed 1994-08-12
CIK 743653

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                               FORM 10-Q
               ________________________________________

(Mark One)

_X_ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal quarter ended:  June 30, 1994 or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                 Outstanding at July 31, 1994

  Common Stock - $0.01 par value               25,902,344



                             PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               CONVEX COMPUTER CORPORATION
                               CONSOLIDATED BALANCE SHEETS
                                     (In thousands)

                                                                   June 30,    Dec. 31,
Assets                                                               1994        1993
                                                                  ---------    ---------
                                                                  (Unaudited)
Current assets:
  Cash and cash equivalents                                      $  39,516    $  43,094
  Short-term investments                                             3,852       13,820
  Receivables, net                                                  43,077       60,145
  Inventory                                                         25,069       29,150
  Current portion of long-term receivables                          10,505       13,622
  Prepaid expenses and other current assets                         15,629       18,671
                                                                  ---------    ---------
    Total current assets                                           137,648      178,502
                                                                  ---------    ---------
Fixed assets, net                                                   34,592       38,910
Long-term receivables                                               20,121       20,566
Long-term investments                                                7,123       13,389
Other assets, net                                                    4,058        2,909
                                                                  ---------    ---------
    Total assets                                                 $ 203,542    $ 254,276
                                                                  =========    =========

Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                                               $  14,079    $  13,529
  Accrued payroll and related taxes                                  7,128        5,358
  Current portion of notes payable                                   9,781       11,347
  Deferred revenue                                                  13,113       14,387
  Other current liabilities                                         27,640       29,677
                                                                  ---------    ---------
    Total current liabilities                                       71,741       74,298
                                                                  ---------    ---------
Long-term liabilities:
  Notes payable                                                     10,381       14,093
  6% convertible subordinated debentures                            53,500       53,500
                                                                  ---------    ---------
    Total long-term liabilities                                     63,881       67,593
Shareholders' equity:
  Preferred stock ($.01 par value); 5,000,000 shares authorized,        --           --
    and none outstanding
  Common stock ($.01 par value); 40,000,000 shares authorized;
    25,883,477 shares and 25,522,883 shares outstanding
    in 1994 and 1993, respectively                                     259          255
  Additional capital                                               150,685      148,973
  Accumulated (deficit)                                            (80,958)     (33,283)
  Cumulative translation adjustment                                 (2,066)      (3,560)
                                                                  ---------    ---------
    Total shareholders' equity                                      67,920      112,385
                                                                  ---------    ---------
      Total liabilities and shareholders' equity                 $ 203,542    $ 254,276
                                                                  =========    =========
The accompanying notes are an integral part of these consolidated financial statements.

                                CONVEX COMPUTER CORPORATION
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (Unaudited)
                             (In thousands, except per share data)


                                                    Three Months Ended      Six Months Ended
                                                         June 30,              June 30,
                                                   --------------------  ---------------------
                                                      1994       1993       1994        1993
                                                   ---------  ---------  ---------  ----------
     Revenue:
       Product and other revenue                   $ 16,380   $ 28,650     26,742   $  70,372
       Service revenue                               18,647     16,440     36,704      33,802
                                                   ---------  ---------  ---------  ----------
         Total revenue                               35,027     45,090     63,446     104,174

     Costs and expenses:
       Cost of product and other revenue             11,938     17,497     20,218      38,435
       Cost of service revenue                       12,403     11,824     24,718      23,831
       Research and development                       8,205      8,757     16,074      17,334
       Selling, general and administrative           15,441     18,177     30,877      35,026
       Restructuring and other charges               18,345     31,500     18,345      31,500
                                                   ---------  ---------  ---------  ----------
         Total costs and expenses                    66,332     87,755    110,232     146,126
                                                   ---------  ---------  ---------  ----------

     Operating income (loss)                        (31,305)   (42,665)   (46,786)    (41,952)

     Other income (expense), net                       (488)      (752)      (775)     (1,398)
                                                   ---------  ---------  ---------  ----------
     Income (loss) before provision
       for income taxes                             (31,793)   (43,417)   (47,561)    (43,350)

       Provision (benefit) for income taxes              50     (1,596)       114      (1,575)
                                                   ---------  ---------  ---------  ----------

     Net income (loss)                             $(31,843)  $(41,821)   (47,675)  $ (41,775)
                                                   =========  =========  =========  ==========


     Net income (loss) per common and common
       equivalent share                            $  (1.23)  $  (1.67)     (1.85)  $   (1.67)
                                                   =========  =========  =========  ==========
     Weighted average number of common and common
       equivalent shares outstanding                 25,854     25,110     25,762      25,024





     The accompanying notes are an integral part of these consolidated financial statements.



                               CONVEX COMPUTER CORPORATION
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)
                                      (In thousands)
                                                                             Six Months Ended
                                                                                 June 30,
                                                                         ----------------------
                                                                            1994         1993
    Operating activities:                                                ---------    ---------
     Net income (loss)                                                   ($47,675)    ($41,775)
     Adjustments to reconcile net income to net cash provided by
      (used for) operating activities:
      Depreciation and amortization                                        15,337       15,632
      Deferred income taxes                                                   223        2,000
      Foreign currency (gains) losses                                        (488)         146
      Changes in assets and liabilities:
        Decrease in receivables                                            18,617        2,900
        Decrease in inventory                                               4,289        2,857
        Decrease (increase) in prepaid expenses and other current assets    4,077       (3,068)
        Decrease in long-term receivables                                   3,652        2,768
        Increase (decrease) in accounts payable                               390       (7,101)
        (Decrease) in income taxes payable                                 (1,563)        (521)
        Increase in other current liabilities                                 631       16,773
        (Decrease) increase in deferred revenue                            (2,325)       2,364
                                                                         ---------     --------
      Total adjustments                                                    42,840       34,750
                                                                         ---------     --------
   Net cash (used for) operating activities                                (4,835)      (7,025)
                                                                         ---------     --------
   Investing activities:
    (Additions) to fixed assets, net                                       (9,909)      (7,103)
    Decrease in short-term investments                                      9,968        9,872
    Decrease (increase) in long-term investments                            6,266       (1,714)
    (Increase) in other assets                                             (1,947)        (438)
    Foreign currency hedging activity                                      (1,093)        (135)
                                                                         ---------     --------
   Net cash provided by investing activities                                3,285          482
                                                                         ---------     --------
   Financing activities:
    Issuance of common stock under stock option and purchase plans, net     1,716        1,895
    Proceeds from long-term debt                                              917        4,366
    Principal payments on long-term debt                                   (6,195)      (6,486)
                                                                         ---------     --------
    Net cash (used for) financing activities                               (3,562)        (225)
                                                                         ---------     --------
    Effect of exchange rate fluctuations on cash and cash equivalents       1,534          361
                                                                         ---------     --------
    (Decrease) in cash and cash equivalents                                (3,578)      (6,407)
    Cash and cash equivalents, beginning of period                         43,094       52,599
                                                                         ---------     --------
    Cash and cash equivalents, end of period                              $39,516      $46,192
                                                                         =========     ========

    The accompanying notes are an integral part of these consolidated financial statements.


                     CONVEX COMPUTER CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Basis of Presentation of Interim Financial Statements

     The accompanying unaudited consolidated financial statements of Convex Computer Corporation and subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information in footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to those rules and regulations. However, the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in connection with the financial statements and notes thereto included in the Company's most recent annual report to shareholders.
   While the financial information furnished is unaudited, the financial statements included in this report reflect all adjustments (consisting of normal, recurring adjustments except those provided for during 1993 and 1994 as part of the restructuring) which the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the interim balance sheet dates. In order to maintain consistency and comparability between periods presented, certain amounts have been reclassified from the previously reported 1993 financial statements in order to conform to 1994 presentation.


Inventory

     Inventory is recorded at the lower of cost (on a  first-in,
first-out basis) or market.   Cost includes purchased materials,
manufacturing labor and manufacturing overhead.   Inventory
consists of the following (in thousands):


                                        June 30,        Dec. 31,
                                          1994           1993
                                        --------       ---------
          Raw material                  $13,100         $ 9,489
          Work-in-process                 4,272           5,044
          Finished goods                  7,697          14,617
                                       ---------       ---------
                                        $25,069         $29,150
                                       =========       =========

Income Taxes

     The provision for income taxes for the three months ended June 30, 1994 is $50,000 on a pretax net operating loss of $31,793,000. The provision for the same period of 1993 was $1,596,000 tax benefit on a pretax net operating loss of $43,417,000. This provision reflects anticipated income (loss) before taxes, including an estimate of income by taxing
jurisdiction.   The Company estimates that it will have no tax
benefit for the year from domestic net operating losses, but certain foreign subsidiaries with net operating income will have tax expense. The Company has unused foreign and domestic net operating losses available to offset future income.

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


                             Three Months Ended      Six Months Ended
                            -------------------    --------------------

                            June 30,  June 30,      June 30,   June 30,
                              1994      1993          1994       1993
                           ---------  ---------     ---------  --------

   Weighted average
    common shares
     outstanding during
     the period              25,854     25,110        25,762     25,024

   Dilutive common share
    equivalents related to
    outstanding stock options    --         --            --         --
                           ---------  ---------     ---------  --------
   Weighted average shares
    used in computations     25,854     25,110        25,762     25,024
                           =========  =========      =========  =========


Legal Proceedings

     On August 2 and 7, 1991, two separate complaints were filed against the Company and certain of its officers and directors in the United States District Court for the Northern District of
Texas.  The two cases were consolidated.   Plaintiffs filed a
Consolidated Amended Complaint (the "Amended Complaint") on October 18, 1991, which purports to be a class action lawsuit on behalf of persons who purchased the Company's stock between January 31, 1991 and July 29, 1991. The Amended Complaint alleges that defendants violated specific provisions of the federal securities laws, namely Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and Texas common law.
     On August 1, 1994, the court approved an agreement to settle this class action lawsuit. The Company included a charge for the $2.5 million estimated cost of settlement in the fourth quarter 1993.

Restructuring and Other Charges

     The Company has implemented restructuring actions in 1993 and 1994 both primarily related to the C3 product line. These actions were designed to reduce costs and increase the efficiency of the Company's operations. The actions included, among other items, severance of employees, the consolidation and elimination of certain facilities, the estimated costs of the write-down of certain of the Company's assets including inventory and fixed assets, as well as miscellaneous charges for other matters.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Overview

     The Company reported revenues of $35 million in the second quarter of 1994, and a net loss of $32 million, including restructuring and other charges of $18 million. While customer demand was below the levels of a year ago, product revenue showed improvement from the low level experienced in the first quarter of 1994. Margins were 31% for the quarter versus 35% in the same quarter a year ago and 28% in the previous quarter. Excluding the restructuring and other charges, expenses were down $3 million from the second quarter of 1993 and about equal to the first quarter of 1994. The combination of the low revenue, fixed overhead expenses and the restructuring and other charges resulted in the large loss for the quarter.

     In June the Company announced the shipment of the first C4600, which represents the second major product introduction in 1994. This fourth generation C Series system typically provides up to ten times the performance of the mid-range Convex product offerings. Unit shipments of the Company's new PA-RISC based Exemplar systems, introduced in March of 1994, increased approximately 50% over the first quarter of 1994. While the Company plans to increase the level of shipments of both products in the second half of 1994, the Company expects overall order rates for at least the next quarter to remain below the level needed to achieve break-even operating results.

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

     Cash and investments decreased $8 million in the second quarter of 1994. The Company expects cash to continue to decrease as a result of below break-even operating results and the working capital requirements associated with the anticipated increase in production of both the C4600 and the Exemplar product families.

Revenue

     Total revenue for the second quarter of 1994 was $35 million, a 22% decrease from the $45 million reported for the second quarter of 1993 and a 23% increase from the $28 million reported for the first quarter of 1994, as shown in the table below:


                                                Quarter ended
                                        ____________________________
        Revenue ($000,000)                 6/30/94 6/30/93  3/31/94
        _________________                  _______ _______  _______
        Product and Other                      16      29      10
        Service                                19      16      18
           Total                               35      45      28

        6/30/94 Quarter Revenue -
        Percent change from quarter ended
        _________________________________
        Product and Other Revenue               -     -43%     58%
        Service Revenue                         -      13%      3%
           Total Revenue                        -     -22%     23%


        Unit Shipments
        _____________
        C4600                                   1       -       -
        C3800                                   1       5       2
        C3400/3200                              5      19       4
        Meta Series                             3       7       4
        Exemplar SPP                           11       -       7



     The 43% decline in product revenue versus the second quarter of 1993 and the 58% increase versus the previous quarter reflect the shift from the C3 product lines to the new C4 and Exemplar scalable parallel SPP products. The Company continues to experience a high level of competition from workstations in the C3 series compute-server markets, and generally has not been able to increase the revenue levels from the new product shipments fast enough to offset declining revenues from the C3 product lines. Product revenues in the second quarter of 1994 did increase from the low level experienced in the first quarter of 1994, but remain below the levels of a year ago.

     The Company introduced the C4600, the fourth generation of the C Series product line in June 1994. Initial customer shipments were single processor systems, with availability of full scalability planned for the third quarter of 1994. The C4600 uses high density gallium arsenide technology, scales up to four processors, and is fully compatible with all C Series software.

     Shipments of the Company's new PA-RISC based Exemplar SPP increased approximately 50% over the first quarter of 1994, including the first shipments of the Company's CD (Compact Design) model. The Exemplar product line is the Company's new scalable parallel product, first announced and shipped in mid-March of this year. Each system consists of a single eight processor hypernode, with larger configurations planned for introduction in the second half of 1994, based on the anticipated completion of product enhancements which add scalabilty and flexibility features.

     Service revenue increased 13% in the second quarter of 1994 versus the same quarter in 1993 and was 3% above the first quarter of 1994. Service revenue includes both maintenance contracts as well as systems integration revenue, and accounted for 53% of the Company's total revenue in the second quarter of 1994. Systems integration is a line of business the Company entered during 1992 in which it performs a service for the customer by integrating hardware and software from other vendors with Convex hardware and software. Systems integration revenue includes the third party integration components of both the data management business and the Meta Series product line. The change in the service revenue across these periods is primarily due to the fluctuations in the level of systems integration business. The Company believes the amount of systems integration revenue will fluctuate from quarter-to-quarter and will depend to a large degree on the success of the data management business. In addition, the Company believes that in 1994, maintenance contract revenue will show little or negative growth unless the Company is able to achieve growth in product revenues.
     The Company believes the current economic and competitive environment is causing its customers and prospects to reduce their capital spending levels and to delay making decisions to purchase high dollar capital goods such as the Company's products. While the Company has introduced two new product families in 1994, the Company expects customers to continue their conservative buying habits and to link their commitments to the availability of full product features and third party software availability, both of which are expected to improve through the second half of 1994.

     The Company manufactures and ships its products as promptly as practicable upon receipt of a purchase order, and generally does not maintain a significant backlog. At the end of the second quarter of 1994, the Company had received orders for five C4600's, had recognized revenue on one system, and had delivered two additional systems to customers. For the Exemplar family, the Company delivered six Exemplar SPP hypernodes to customers in the second quarter of 1994 in addition to the 11 shown in the Unit Shipment Table. Revenue on the shipments of both the additional C4600's and the SPP nodes is dependent on product enhancements which are expected to be available in the second half of 1994.
The Company's future financial performance will depend to a large degree on its ability to complete these product enhancements for both product families and its ability to generate new orders for shipment in the same quarter in which the orders are received.

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

Gross Margin

     Gross margins declined to 31% of revenue in the second quarter of 1994 versus 35% in the second quarter of 1993 and 28% in the first quarter of 1994. The change in total margin is primarily due to a change in product margin.


                                           Quarter ended
                                   ____________________________
        Gross Margins % Revenue      6/30/94 6/30/93  3/31/94
        ______________________      ________ _______ ________
        Product Margin                  27      39      20
        Service Margin                  33      28      32
        Total Margin                    31      35      28


     Product margin declined to 27% in the second quarter of 1994 versus the 39% achieved in the second quarter of 1993. While approximately 4 points of this decline is attributable to the fixed overhead absorption on the lower volume, the remaining decrease is believed to be due to increased pricing competition on the C3 product lines and higher than expected start up costs for the Exemplar SPP product line. Improvement in the Company's product margin is dependent on two factors: Market acceptance and the general competitiveness of the new products and higher total product volume which would improve fixed overhead absorption compared to the second quarter.

     Gross margin on the service business has not shown the same volatility although the slightly higher margin percentage in the second quarter of 1994 was due primarily to higher than normal margins on the systems integration business.

Expenses

     Expenses for the second quarter of 1994 were held constant with the previous quarter, after adjusting for Restructuring and Other charges. Expenses were $3 million below the same quarter in 1993, with reductions in all areas. The Company intends to tightly manage resources and overhead expense levels through the balance of 1994. The restructuring actions taken in July are intended to achieve a $12 million reduction in expenses on an annual basis.

                                              Quarter ended
                                      ____________________________
     Expenses ($000,000)               6/30/94  6/30/93   3/31/94
     ____________________             _________ ________  ________
     Research and Development              8        9         8
     Selling, General and Administrative  15       18        15
     Restructuring and Other              18       32         -


                                              Quarter ended
                                      ____________________________
     Expenses % Revenue                6/30/94  6/30/93   3/31/94
     ______________________            _______  ________  ________
     Research and Development             23       19        28
     Selling, General and Administrative  44       40        54
     Restructuring and Other              52       70         -


Research and Development

     Research and development expenditures were $8 million in the second quarter of 1994, down 6% from the second quarter of 1993 and up 4% from the first quarter of 1994. These expenditures have decreased as a percentage of revenue versus the first quarter of this year but are still above the rate of a year ago. The Company has achieved the aggressive goal of bringing two new product families to market in the first half of 1994 and remains committed to aggressive efforts to complete the enhancements needed to reach full product capability.

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

     In June the Company also announced the C4600, the next generation C Series. This generation is intended to replace the existing C3 Series products. The C4600 is compatible with existing C Series products and delivers improved performance at approximately the same prices as the existing products. Delivery of this product line is dependent on the Company receiving a number of key leading edge semiconductor components from its supplier. While the Company believes that it will receive the necessary devices, there can be no assurance that the supplier will be capable of manufacturing these devices in quantities sufficient to allow the Company to achieve volume production.

     In addition, there are still significant technical and manufacturing uncertainties involved in the Company successfully bringing these new products to the market. There can be no assurance that the Company's new products, once introduced, will gain market acceptance, or that the Company will receive adequate supplies of critical components.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses for the second quarter of 1994 were equal to expenses in the first quarter of 1994 and $3 million below the second quarter of 1993. The $3 million decrease from second quarter of 1993 is approximately equal to the expected result of the restructuring actions taken in 1993. These expenses as a percentage of revenue have decreased in the second quarter of 1994 versus the first quarter of 1994, but are still above the rate of a year ago. The Company believes the current selling resources are sufficient to support the new products introduced in 1994.

Restructuring and Other Charges

     In July the Company implemented a restructuring program designed to lower the Company's break-even point by reducing annualized costs by approximately $12 million. The expense reductions include payroll and benefit expenses of approximately $6 million and depreciation and miscellaneous expense reductions of $6 million. The charge for restructuring and other expenses taken in the second quarter of 1994 reflected a decision to write down certain assets based on projections of reduced prices and demand for both the C3800 and C3400 product families. The $18 million charge taken in the second quarter comprised $2 million for severance costs of approximately 65 employees and $16 million for costs associated with reducing the value of inventory for the C3 product lines as well as assets associated with the work force reduction and the phase down of the C3 product line.

     The Company also provided $36 million for restructuring and other charges in 1993, with $32 million of the total provided in the second quarter of 1993. The 1993 charge required cash expenditures of $17 million and at the end of the second quarter of 1994, approximately $5 million of this charge had not been spent, primarily the $2.5 million provided to settle the class action lawsuit. The $18 million charge for restructuring and other expenses taken in the second quarter of 1994 will require cash expenditures of approximately $3 million, all funded from working capital. Of this amount, none had been spent at the end of the second quarter of 1994. The Company expects the remaining 1993 balance of $5 million and the additional $3 million required by the 1994 charge to be substantially spent by the end of 1994.

     The Company ended the second quarter of 1994 with 957 employees, 223 fewer than the previous year. The work force reduction implemented in July 1994 will reduce the number of employees to less than 900.

Other Income and Expense

     Other income for the second quarter of 1994 was a $.5 million expense, which is slightly lower than the expense level in the second quarter of 1993 and slightly higher than the expense level in the first quarter of 1994. This item consists of interest earned less interest expenses incurred and certain costs associated with implementing the Company's foreign currency hedging program.

     The first quarter of 1994 benefited from an increase in interest income due to an adjustment based on a U.S. tax refund;
however, interest income will continue to decline in line with the decreasing cash balances.

Income Taxes

     The operating loss for the Company in the second quarter of 1994 is anticipated to result in no U.S. tax benefit in the current year. The Company believes it may incur tax expenses in various foreign subsidiaries which could result in a net tax expense for the year. At June 30, 1994, the Company had foreign and domestic operating loss carryforwards which are available to
offset future taxable income.   The realization of the tax
benefits related to the loss carryforwards is dependent on the future profitability of the Company and its foreign subsidiaries.

Liquidity and Capital Resources

     During the second quarter of 1994, the Company's cash and investments balance declined by $8 million. This follows a decline of $11 million in the first quarter of 1994. The Company made progress in reducing the utilization of current assets from the high rates reported in the first quarter of 1994, including a reduction in receivable days from 143 to 111. The Company spent $6 million during the quarter for fixed asset additions, reflecting the higher level of investment required to support the introduction of the two new product families. This brings the total fixed asset additions for the first half of 1994 to $10 million. The Company expects the rate of capital expenditures in the second half of 1994 to be at or slightly below the rate of the first half.

     The Company's cash, cash equivalents and investment balances totaled approximately $50 million at the end of the second quarter of 1994. With financial performance in the near term expected to be below break-even, the Company expects cash balances to decrease. If the Company is able to successfully execute its plans to improve the utilization of current assets, then the Company believes its current sources of liquidity will be sufficient to fund the growth in revenue and margin levels to reach the rates needed to achieve break-even operation by the end of 1994. The Company will work to secure lines of credit or other funding sources in the second half of 1994 to fund possible additional working capital requirements that would result from higher anticipated new product revenues.


                     PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Stockholders was held on May 12, 1994. At the Annual Meeting, the following matters were voted upon and approved: (i) the election of Robert J. Paluck (19,536,776 shares voted for such matters and 658,586 negative votes were cast), H. Berry Cash (19,550,053 shares voted for such matters and 645,309 negative votes were cast), Erich Bloch (19,550,956 shares voted for such matters and 644,406 negative votes were cast), Sam K. Smith (19,544,486 shares voted for such matters and 650,876 negative votes were cast), Stephen J. Wallach (19,538,634 shares voted for such matters and 656,728 negative votes were cast) and Howard D. Wolfe (19,550,653 shares voted for such matters and 644,709 negative votes were cast) as directors of the Company to serve until the next Annual Meeting of Stockholders and until each director's successor has been elected and qualified; (ii) the approval and ratification of an amendment to the 1991 Stock Option Plan that would increase the number of shares reserved for issuance thereunder from 3,760,000 to 4,960,000 (15,799,808 shares voted for such matters, 4,298,906 negative votes were cast and 96,648 abstained); and (iii) the ratification of the appointment of Ernst & Young as independent public accountants of the Company for the 1994 fiscal year (19,894,267 shares voted for such matters, 143,117 negative votes were cast and 157,978 abstained).


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


    a)  Exhibits


        No exhibits are required with this 10-Q filing.


    b)  Reports on Form 8-K


        No reports on Form 8-K were filed by the Company during the fiscal quarter ended June 30, 1994.


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

Dated:  August 12, 1994