Form 10-Q
period 1994-09-30
CONVEX COMPUTER CORP
filed 1994-11-09
CIK 743653

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                               FORM 10-Q
               ________________________________________

(Mark One)

_X_ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal quarter ended:  September 30, 1994 or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                 Outstanding at October 31, 1994

  Common Stock - $0.01 par value                26,327,122



                             PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               CONVEX COMPUTER CORPORATION
                               CONSOLIDATED BALANCE SHEETS
                                     (In thousands)

                                                                September 30,  December 31,
Assets                                                              1994          1993
                                                                 -----------   ----------
                                                                  (Unaudited)
Current assets:
  Cash and cash equivalents                                      $  30,054    $  43,094
  Short-term investments                                             5,974       13,820
  Receivables, net                                                  40,390       60,145
  Inventory                                                         26,904       29,150
  Current portion of long-term receivables                           9,179       13,622
  Prepaid expenses and other current assets                         11,740       18,671
                                                                  ---------    ---------
    Total current assets                                           124,241      178,502
                                                                  ---------    ---------
Fixed assets, net                                                   32,461       38,910
Long-term receivables                                               17,790       20,566
Long-term investments                                               10,029       13,389
Other assets, net                                                    4,535        2,909
                                                                  ---------    ---------
    Total assets                                                 $ 189,056    $ 254,276
                                                                  =========    =========

Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                                               $  11,457    $  13,529
  Accrued payroll and related taxes                                  6,145        5,358
  Current portion of notes payable                                   8,226       11,347
  Deferred revenue                                                  15,622       14,387
  Other current liabilities                                         24,896       29,677
                                                                  ---------    ---------
    Total current liabilities                                       66,346       74,298
                                                                  ---------    ---------
Long-term liabilities:
  Notes payable                                                      8,577       14,093
  6% convertible subordinated debentures                            53,500       53,500
                                                                  ---------    ---------
    Total long-term liabilities                                     62,077       67,593
Shareholders' equity:
  Preferred stock ($.01 par value); 5,000,000 shares authorized,        --           --
    and none outstanding
  Common stock ($.01 par value); 40,000,000 shares authorized;
    26,191,178 shares and 25,522,883 shares outstanding
    in 1994 and 1993, respectively                                     262          255
  Additional capital                                               151,659      148,973
  Accumulated (deficit)                                            (89,744)     (33,283)
  Cumulative translation adjustment                                 (1,544)      (3,560)
                                                                  ---------    ---------
    Total shareholders' equity                                      60,633      112,385
                                                                  ---------    ---------
      Total liabilities and shareholders' equity                 $ 189,056    $ 254,276
                                                                  =========    =========
The accompanying notes are an integral part of these consolidated financial statements.

                             CONVEX COMPUTER CORPORATION
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (Unaudited)
                             (In thousands, except per share data)


                                                    Three Months Ended      Nine Months Ended
                                                      September 30,           September 30,
                                                   --------------------  ---------------------
                                                      1994       1993       1994        1993
                                                   ---------  ---------  ---------  ----------
     Revenue:
       Product and other revenue                   $ 20,537   $ 25,199   $ 47,279   $  95,571
       Service revenue                               15,906     17,787     52,610      51,588
                                                   ---------  ---------  ---------  ----------
         Total revenue                               36,443     42,986     99,889     147,159

     Costs and expenses:
       Cost of product and other revenue             12,018     13,639     32,236      52,075
       Cost of service revenue                        9,565     11,899     34,283      35,729
       Research and development                       7,697      7,694     23,771      25,027
       Selling, general and administrative           14,970     15,743     45,847      50,770
       Restructuring and other charges                   --         --     18,345      31,500
                                                   ---------  ---------  ---------  ----------
         Total costs and expenses                    44,250     48,975    154,482     195,101
                                                   ---------  ---------  ---------  ----------

     Operating (loss)                               ( 7,807)   ( 5,989)   (54,593)    (47,942)

     Other income (expense), net                       (552)      (291)    (1,327)     (1,688)
                                                   ---------  ---------  ---------  ----------
     Loss before provision (benefit)
       for income taxes                             ( 8,359)   ( 6,280)   (55,920)    (49,630)

       Provision (benefit) for income taxes             427         --        541      (1,575)
                                                   ---------  ---------  ---------  ----------

     Net (loss)                                    $( 8,786)  $( 6,280)  $(56,461)  $ (48,055)
                                                   =========  =========  =========  ==========


     Net (loss) per common and
       common equivalent share                     $  ( .33)  $  ( .25)  $  (2.18)  $   (1.91)
                                                   =========  =========  =========  ==========
     Weighted average number of common and common
       equivalent shares outstanding                 26,321     25,324     25,846      25,125





     The accompanying notees are an integral part of these consolidated financial statements.




                                CONVEX COMPUTER CORPORATION
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)
                                      (In thousands)
                                                                             Nine Months Ended
                                                                               September 30,
                                                                         ----------------------
                                                                            1994         1993
    Operating activities:                                                ---------    ---------
     Net income (loss)                                                   $(56,461)    $(48,055)
     Adjustments to reconcile net income to net cash (used for)
      provided by operating activities:
      Depreciation and amortization                                        13,483       19,336
      Deferred income taxes                                                   256        1,177
      Foreign currency (gains) losses                                        (629)         192
      Changes in assets and liabilities:
        Decrease in receivables                                            21,628       16,862
        Decrease in inventory                                               2,502        5,856
        Decrease (incease) in prepaid expenses and other current assets     8,164       (4,091)
        Decrease in long-term receivables                                   7,428        7,715
        Decrease in accounts payable                                       (2,185)     (10,430)
        (Decrease) increase in income taxes payable                        (1,136)         305
        (Decrease) increase in other current liabilities                   (3,710)      11,077
        (Decrease) increase in deferred revenue                                (8)       1,395
                                                                         ---------     --------
           Total adjustments                                               45,793       49,394
                                                                         ---------     --------
   Net cash (used for) provided by operating activities                   (10,668)       1,339
                                                                         ---------     --------
   Investing activities:
    (Additions) to fixed assets, net                                       (5,400)      (9,879)
    Decrease in short-term investments                                      7,846        9,377
    Decrease in long-term investments                                       3,360        3,621
    (Increase) in other assets                                             (2,871)        (968)
    Foreign currency hedging activity                                      (1,195)        (178)
                                                                         ---------     --------
   Net cash provided by investing activities                                1,740        1,973
                                                                         ---------     --------
   Financing activities:
    Issuance of common stock under stock option and purchase plans, net     2,693        3,148
    Proceeds from long-term debt                                              310        4,657
    Principal payments on long-term debt                                   (8,947)     (10,021)
                                                                         ---------     --------
    Net cash (used for) financing activities                               (5,944)      (2,216)
                                                                         ---------     --------
    Effect of exchange rate fluctuations on cash and cash equivalents       1,832          747
                                                                         ---------     --------
    (Decrease) increase in cash and cash equivalents                      (13,040)       1,843
    Cash and cash equivalents, beginning of period                         43,094       52,599
                                                                         ---------     --------
    Cash and cash equivalents, end of period                             $ 30,054     $ 54,442
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


Revenue Recognition


   Product revenue is recognized at the time of shipment except in those cases where (a) specified functional and performance criteria cannot be factory tested or otherwise verified prior to shipment, or (b) contract terms or funding contingencies would render the earnings process not substantially complete. In cases where revenue is deferred at the time of shipment, revenue will be recognized when the product functionality can be verified or when contract terms or funding contingencies are resolved.
     Service revenue is recognized ratably over the term of each maintenance contract or for other services as those services are provided. For maintenance contracts, customers are given the option to prepay for twelve months of service, in which case the prepayment is accounted for as deferred revenue and recognized ratably over the twelve month period.


Inventory

     Inventory is recorded at the lower of cost (on a  first-in,
first-out basis) or market.   Cost includes purchased materials,
manufacturing labor and manufacturing overhead.   Inventory
consists of the following (in thousands):


                                      September 30,   December 31,
                                          1994            1993
                                        --------       ---------
          Raw material                  $15,243         $ 9,489
          Work-in-process                 2,061           5,044
          Finished goods                  9,600          14,617
                                       ---------       ---------
                                        $26,904         $29,150
                                       =========       =========

Income Taxes

     The provision for income taxes for the three months ended September 30, 1994 is $427,000 on a pretax operating loss of $8,359,000. There was no provision for the same period of 1993 on a pretax operating loss of $6,280,000. The Company estimates that it will have no tax benefit for the year from domestic operating losses, but certain foreign subsidiaries with operating income will have tax expense. The Company has unused foreign and domestic net operating losses available to offset future income.

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


                             Three Months Ended       Nine Months Ended
                                September 30,           September 30,
                           --------------------     -------------------
                              1994      1993          1994       1993
                           ---------  ---------     ---------  --------

   Weighted average
    common shares
     outstanding during
     the period              26,321     25,324        25,846     25,125

   Dilutive common share
    equivalents related to
    outstanding stock options    --         --            --         --
                           ---------  ---------     ---------  --------
   Weighted average shares
    used in computations     26,321     25,324        25,846     25,125
                           =========  =========      =========  =========


Legal Proceedings

     On August 1, 1994, the United States District Court for the Northern District of Texas approved an agreement to settle the consolidated class action lawsuit filed against the Company in August 1991. The court's approval has become final and the period to appeal the judgement has expired. In the third quarter of 1994, the Company paid $2.2 million to fund its share of claims made under this agreement through the end of the claims period.


Restructuring and Other Charges

     A summary of the Company's restructuring and other charges is as follows (in millions):




                            1994 Quarters        1993 Quarters
Item                       3rd   2nd   1st    4th  3rd  2nd  1st
- ----                       ---   ---   ---    ---  ---  ---  ---

Severance and related
employee costs            $     $2.1  $      $    $    $7.5  $
Fixed asset write-
downs/write-offs                 2.9                    7.0
Demo equipment write-
downs                            1.6                    0.7
Sales office closures                                   1.1
                           ---   ---   ---    ---  ---  ---   ---
    Restructuring charges  0.0   6.6   0.0    0.0  0.0  16.3  0.0

C3 inventory write-
downs/write-offs                 11.7         1.5       10.0
Unfavorable purchase
commitment                                    0.5        2.4
Long-term investments
write-downs                                              1.9
Class action litigation
settlement                                    2.5
Other                                                    0.9
                           ---   ---   ---    ---  ---  ---   ---
   Other charges           0.0   11.7  0.0    4.5  0.0  15.2  0.0
                           ---   ---   ---    ---  ---  ---   ---
RESTRUCTURING AND OTHER
CHARGES                   $0.0  $18.3 $0.0   $4.5 $0.0 $31.5 $0.0
                          ====  ===== ====   ==== ==== ===== ====

     The Company implemented restructuring actions in 1993 and 1994 primarily as a result of the substantial decline in order rates and revenues of the Company's C3 product line. These actions were designed to reduce operating costs and to increase the efficiency of the Company's operations. These actions included reductions of the Company's workforce and resulted in payments to terminated employees for salaries and severance benefits during the severance period and outplacement services. Additionally, the restructuring actions resulted in write-downs of certain of the Company's assets which were either obsolete or lacked future utility to the Company. The fixed asset write-downs included costs related to the retirement of fixed assets, principally assets used in the assembly and test of both hardware and software products for the C3 product lines, and charges to accelerate the end of the depreciable lives of certain C3 production assets to mid-1994. In addition, the Company wrote-down the carrying value of its C3 sales demonstration and marketing equipment. The restructuring charges also included the estimated costs of closing certain of the Company's sales offices around the world in locations where the Company determined such offices not to be economically justifiable in light of declines in sales. These closing costs related primarily to the early termination of leases and the disposal of the related office equipment.
     The Company recorded other charges aggregating $31.4 million in 1993 and 1994. The majority of these charges related to the write-downs of the carrying values of the Company's inventories. The 1993 inventory write-downs related to C3 inventories held in excess of manufacturing requirements due to the unusual and dramatically reduced demand for this product line. The additional write downs in 1994 were the result of the continued decline in demand for C3 products below levels estimated in the second quarter of 1993 and the resulting reductions in sales prices for the entire C3 family of products.



ITEM 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Overview

     The Company reported revenues of $36 million in the third quarter of 1994 and a net loss of $9 million. While customer demand was below the levels of a year ago, product revenue grew $4 million over the level achieved in the second quarter of 1994. With a higher contribution from new products, margins reached 41% for the quarter, a 10 point improvement over the second quarter of 1994 and equal to the level achieved in the same quarter a year ago. Excluding the restructuring and other charges, expenses were down $1 million from the second quarter of 1993. While the Company is encouraged by the sequential increase in revenue, improving margins and lower expense levels, the Company nonetheless experienced a large loss for the quarter.
     Shipments of the C4600, the fourth generation C Series system introduced in June of 1994, increased from one to five, including a full-scale C4640. Unit shipments of the Company's new PA-RISC based Exemplar systems, introduced in March of 1994, increased approximately 50% over the second quarter of 1994. However, the Company experienced a decline in service revenue due to lower integration revenue from the data management business. The Company expects to increase the level of shipments of the Exemplar products in the fourth quarter of 1994, but has limited visibility on both C4600 order closures and the ongoing level of integration activity. As a result, the Company expects revenue for at least the next quarter to remain below the level needed to achieve break-even operating results.
     The Company believes that order rates for the Company's products will continue to be adversely affected by economic uncertainties and tight customer budgets. In addition, in the high-performance technical marketplace, customers are faced with a wide array of choices of technology which the Company believes will also result in delayed buying decisions, lengthened sales cycles and intense price competition. As a result, the Company expects to see continued pricing pressure throughout 1994 and 1995.
     Cash and investments decreased $10 million in the third quarter of 1994 to $40 million. The Company expects cash to continue to decrease as a result of below break-even operating results and the working capital requirements associated with the anticipated increase in production of both the C4600 and the Exemplar product families.

Revenue

     Total revenue for the third quarter of 1994 was $36 million, a 15% decrease from the $43 million reported for the third quarter of 1993 and a 4% increase from the $35 million reported for the second quarter of 1994, as shown in the table below:

                                           Quarter ended
  Revenue ($000,000)           9/30/94     9/30/93      6/30/94
  ------------------           -------     -------      -------
  Product and Other              21           25          16
  Service                        16           18          19
     Total                       36           43          35

  9/30/94 Quarter Revenue -
  Percent change from quarter ended
  ---------------------------------
  Product and Other Revenue       -          -18%         25%
  Service Revenue                 -          -11%        -15%
     Total Revenue                -          -15%          4%

                                            Quarter ended
  Unit Shipments               9/30/94     9/30/93      6/30/94
  ------------------           -------     -------      -------
  C4600                           5           -             1
  C3800                           -           6             1
  C3400/3200                      5          19             5
  Meta Series                     2           8             3
  Exemplar SPP                   17           -            11

     The 18% decline in product revenue versus the third quarter of 1993 and the 25% increase versus the previous quarter reflect the shift from the C3 product lines to the new C4 and Exemplar scalable parallel SPP products. The Company continues to experience a high level of competition from workstations in the C3 series compute-server markets, and generally has not been able to increase the revenue levels from new product shipments fast enough to offset declining revenues from the C3 product lines. Product revenues in the third quarter of 1994 did increase from the low levels experienced in the first and second quarters of 1994, but remain below the levels of a year ago.
     The Company introduced the C4600, the fourth generation of the C Series product line in June 1994. Initial customer shipments were single processor systems and, during the third quarter of 1994, all the initial customers were upgraded to multiple processor configurations as previously planned.
Shipments during the third quarter included one full-scale, four processor system. The C4600 uses high density gallium arsenide technology, scales up to four processors, and is fully compatible with all C Series software and peripherals.
     Shipments of the Company's new PA-RISC based Exemplar SPP increased approximately 50% over the second quarter of 1994. The Exemplar product line is the Company's new scalable parallel product, first announced and shipped in mid-March of this year. Shipments of the Company's CD (Compact Design) model were first made in the second quarter of 1994 and 11 of the 17 Exemplar SPP's shipped in the third quarter of 1994 were CD models. While the XA (Extended Architecture) model consists of eight processor hypernodes, the CD models scale from two to sixteen processors and both the smallest and the largest configurations were shipped in the quarter. Larger configuration XA systems are planned for shipment in the fourth quarter of 1994 based on the anticipated completion of product enhancements which add scalability and flexibility features.
     Service revenue declined 11% in the third quarter of 1994 versus the same quarter in 1993 and was 15% below the second quarter of 1994. The decrease in service revenue versus both the second quarter of 1994 and the third quarter of 1993 is due to a decline in the volume of systems integration business. Service revenue includes both maintenance contracts as well as systems integration revenue and accounted for 44% of the Company's total revenue in the third quarter of 1994. Systems integration is a line of business the Company entered during 1992 in which it performs a service for the customer by integrating hardware and software from other vendors with Convex hardware and software. Systems integration revenue includes the third party integration components of both the data management business and the Meta Series product line. The change in the service revenue across these periods is primarily due to the fluctuations in the level of systems integration business. The Company believes the amount of systems integration revenue will fluctuate from quarter-to-quarter and will depend to a large degree on the success of the data management business. In addition, the Company believes that for the balance of 1994 and through 1995, maintenance contract revenue will show little or negative growth unless the Company is able to achieve growth in product revenues.
     The Company believes the current economic and competitive environment is causing its customers and prospects to reduce their capital spending levels and to delay making decisions to purchase high dollar capital goods such as the Company's products. While the Company has introduced two new product families in 1994, the Company expects customers to continue their conservative buying habits and to link their commitments to the availability of full product features and third party software availability, both of which are expected to improve through the balance of 1994 and early 1995.
     The Company manufactures and ships its products as promptly as practicable upon receipt of a purchase order, and generally does not maintain a significant backlog. The results for the third quarter of 1994 reflect revenue for five C4600 systems including two delivered to customers in the second quarter of 1994 for which revenue was delayed until final product configurations were achieved this quarter. For the Exemplar family, the Company delivered 12 Exemplar SPP hypernodes to customers in the third quarter of 1994 in addition to the 17 shown in the Unit Shipment Table. Revenue on the shipments of these additional SPP nodes and an additional 6 nodes delivered in the second quarter of this year are dependent on product enhancements which are expected to be available in the fourth quarter of 1994. The Company's future financial performance will depend to a large degree on its ability to complete these product enhancements and its ability to generate new orders for shipment in the same quarter in which the orders are received.
     Finally, because a significant portion of the Company's shipments occur in the last month of a quarter, minor timing differences in the receipt of customer purchase orders and in the Company's shipments can have a significant impact on the Company's quarterly financial results. Due to the high average selling price and low unit volume of the Company's sales, failure to complete a small number of sales transactions before the end of a quarter can have a significant negative impact on financial results.

Gross Margin

     Gross margins reached 41% of revenue in the third quarter of 1994 versus 41% in the third quarter of 1993 and 31% in the first quarter of 1994. Margin on both product and service revenue improved from the second quarter of 1994 although product margin is still below the levels of the same quarter a year ago.

                                          Quarter ended
 Gross Margins % Revenue             9/30/94   9/30/93   6/30/94
 -----------------------             -------   -------   -------
 Product Margin                         41         46       27
  Service Margin                        40         33       33
     Total Margin                       41         41       31

     Product margin improved to 41% in the third quarter of 1994 versus the 27% achieved in the second quarter of 1994 but is still below the 46% achieved in the third quarter of 1993. Absorption of fixed factory overhead has improved versus both prior periods and start up costs for the Exemplar SPP product line have declined versus the second quarter of 1994. Improvement in the Company's product margin is dependent on two factors: market acceptance and the general competitiveness of the new products and higher total product volume which would improve fixed overhead absorption compared to the third quarter.
     Gross margin on the service business has improved versus both prior periods. The increased margin is due to reductions in service overhead expenses as a result of the recent restructuring actions and due to a lower percentage of lower margin integration business in the current quarter's results.

Expenses

     Expenses for the third quarter of 1994 were $1 million below the previous quarter, after adjusting for Restructuring and Other charges. Expenses were also $1 million below the same quarter in 1993, with reductions coming from the S,G&A area. The Company intends to tightly manage resources and overhead expense levels through the balance of 1994. The restructuring actions taken in July are intended to achieve a $12 million reduction in Company expenses on an annual basis. The results of these actions will reduce the expenses shown here as well as the expenses for service and manufacturing.

                                            Quarter ended
Expenses ($000,000)                   9/30/94   9/30/93   6/30/94
- -------------------                   -------   -------   -------
Research and Development                 8         8         8
Selling, General and Administrative     15        16        15
Restructuring and Other                  -         -        18

                                            Quarter ended
Expenses % Revenue                    9/30/94   9/30/93   6/30/94
- -------------------                   -------   -------   -------
Research and Development                21        18        23
Selling, General and Administrative     41        37        44
Restructuring and Other                  -         -        52

Research and Development

     Research and development expenditures were $8 million in the third quarter of 1994, the same as the third quarter of 1993 and 6% below the second quarter of 1994. These expenditures have decreased as a percentage of revenue versus the second quarter of this year but are still above the rate of a year ago. The Company has achieved the aggressive goal of bringing two new product families to market in the first half of 1994 and remains committed to aggressive efforts to complete the enhancements needed to reach full product capability on the Exemplar SPP family.
     The Company's new scalable parallel Exemplar product family, announced in mid-March and based on Hewlett-Packard Company's PA-RISC technology, introduced both a completely new hardware platform and a completely new suite of software products. The software products include a new operating system that incorporates components from several sources. The integration and performance tuning of these components is critical to the overall success of the product. These efforts will continue throughout 1994 and early 1995 as the development efforts for the top-end of the product line are completed. There can be no assurance that overall performance of the new operating system will reach satisfactory levels as a result of these efforts. Market acceptance of this product family is also highly dependent on third party software vendors porting their applications to the product. While the Company is working with a number of vendors to accomplish this result, there can be no assurance that the third party vendors will undertake the necessary efforts, or that the porting efforts will yield competitive software applications on the Company's new product.
     In June the Company announced the C4600, the next generation C Series. This generation is intended to replace the existing C3 Series products. The C4600 is compatible with existing C Series products and delivers improved performance at approximately the same prices as the existing products. Delivery of this product line is dependent on the Company receiving a number of key leading edge semiconductor components from its supplier. While the Company believes that it will receive the necessary devices, there can be no assurance that the supplier will be capable of manufacturing these devices in quantities sufficient to allow the Company to achieve volume production.
     There are still significant technical and manufacturing uncertainties involved in the Company successfully bringing these new products to the market. There can be no assurance that the Company's new products, once introduced, will gain market acceptance, or that the Company will receive adequate supplies of critical components.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses for the third quarter of 1994 were slightly below the expense level in the second quarter of 1994 and $1 million below the third quarter of 1993. The $.5 million decrease from second quarter of 1994 is approximately equal to the expected result of the restructuring actions taken in 1994, after taking into account the higher expenses incurred for product sales commissions and the increased costs due to European currency rates. These expenses as a percentage of revenue have decreased in the third quarter of 1994 versus the second quarter of 1994 but are still above the rate of a year ago.
     The Company believes the current selling resources are sufficient to support the new products introduced in 1994. In addition, in early October, Hewlett-Packard Company (HP) and the Company announced a strategic worldwide agreement under which HP will become a value-added reseller of the Company's Exemplar SPP Systems and will resell the product family through its worldwide sales force. It is expected that initial sales of the Exemplar SPP systems to HP for resale to end-users will be made during calendar year 1995. Implementation of the agreement between the Company and HP is subject to definition of final manufacturing and product quality assurance procedures for the Exemplar SPP and documentation of various support agreements covering the Exemplar SPP systems.

Restructuring and Other Expenses

     The Company implemented restructuring actions in 1993 and 1994 primarily as a result of the substantial decline in order rates and revenue in the C3 product line. The C3 product line, launched in 1991, was the third generation of systems introduced by the Company. The previous two generations had driven the Company to grow at compounded rates exceeding 20% between 1984 and 1990. The C3 product family was expected to have a market life of three to five years, but by the first half of 1993, 24 months after introduction, the product line's order rates were in a significant decline which continued through early 1994. The Company believes the dramatic and unusual decline in C3 orders was significantly impacted by the rapid emergence of RISC-based workstation products. In addition, demand for C3 products was adversely impacted by the significant reductions in expenditures made by the U.S. government and related commercial companies in light of the recent deep cutbacks in defense-related spending.
     The restructuring actions were designed to reduce operating costs and to increase the efficiency of the Company's operations and reduce ongoing operating expenses to be in line with anticipated future business levels. Specifically, the restructuring actions implemented in July 1993 were designed to lower the Company's break-even point by reducing annualized operating costs by approximately $22 million and the second quarter 1994 restructuring actions were designed to further reduce annualized operating costs by $12 million. The anticipated expense reductions include payroll, benefits and other compensation related costs of approximately $16 million, $5 million of other people related costs, $7 million of depreciation and amortization, $2 million of facilities and related costs, and $4 million of other miscellaneous expense.
     The following table summarizes, by category, the restructuring and other charges and the subsequent changes in the related accrual balances.



                        Asset                        Asset
          6/30/93       Write- 9/30/93               Write- 12/31/93
            Bal.  Pmts   offs    Bal.   Charge Pmts.  offs    Bal.

Severance
and Related
Employee
Cost       $ 7.5  $-3.2  $  -   $ 4.3   $  -   $-1.5 $ -   $ 2.8
Fixed Asset
Write-downs/
Write-offs   7.0         -7.0
Demo
Equipment
Write-down   0.7         -0.7
Sales
Office
Closures     1.1                  1.1                        1.1
            ----  -----  -----  -----   ----  -----   ----  ----
Restructuring
Charges     16.3   -3.2   -7.7    5.4    0.0   -1.5    0.0   3.9

C3 Inventory
Write-downs/
Write-offs  10.0         -10.0           1.5          -1.5
Unfavorable
Purchase
Commitment   2.4                  2.4    0.5                 2.9
Long-term
Investments
Write-downs  1.9          -1.9
Class Action
Litigation
Settlement                               2.5                 2.5
Other        0.9   -0.4           0.5                        0.5
             ---   ----  -----    ---   ----   ---   -----  ----
Other
Charges     15.2   -0.4  -11.9    2.9    4.5   0.0    -1.5   5.9

RESTRUCTURING AND
OTHER
CHARGES    $31.5  $-3.6  $-19.6  $8.3   $4.5 $-1.5   $-1.5  $9.8
           =====  =====  ======  ====   ==== =====   =====  =====

                             Asset                   Asset
           12/31/93          Write-3/31/94           Write-6/30/94
             Bal. Charge Pmts offs  Bal.  Charge Pmts. offs   Bal.

Severance
and Related
Employee
Costs        2.8         -0.3       2.5    2.1   -1.0        3.6
Fixed Asset
Write-downs/
Write-offs                                 2.9         -2.9
Demo
Equipment
Write-downs                                1.6         -1.6
Sales Office
Closures     1.1         -0.1       1.0          -0.1        0.9
             ---   ---   ---- ---   ---   ----   ----  ---- ----
Restructuring
Charges      3.9   0.0   -0.4 0.0   3.5    6.6   -1.1  -4.5  4.5

C3 Inventory
Write-downs/
Write-offs                                11.7    0.0 -11.3  0.4
Unfavorable
Purchase
Commitments  2.9                    2.9          -1.8        1.1
Long-term
Investments
Write-downs
Class Action
Litigation
Settlement   2.5                    2.5                      2.5
Other        0.5         -0.2       0.3                      0.3
             ---   ---   ---- ---- ----   ----   ----  ---- ----
Other
Charges      5.9   0.0   -0.2  0.0  5.7   11.7   -1.8 -11.3  4.3
             ---   ---   ---- ---- ----   ----   ----  ---- ----
RESTRUCTURING AND
OTHER
CHARGES      9.8   0.0   -0.6  0.0  9.2   18.3   -2.9 -15.8  8.8
            ====   ===   ====  ===  ===   ====   ====  ====  ===


                                        Asset
            6/30/94            Write- 9/30/94
              Bal. Charge Pmts  offs    Bal.

Severance and
Related
Employee
Costs        3.6          -1.0          2.6
Fixed Asset
Write-downs/
Write-offs
Demo
Equipment
Write-downs
Sales Office
Closures     0.9                        0.9
             ---    ---    ----  ---    ---
Restructuring
Charges      4.5    0.0    -1.0  0.0    3.5

C3 Inventory
Write-downs/
Write-offs   0.4                        0.4
Unfavorable
Purchase
Commitments  1.1           -0.5         0.6
Long-term
Investments
Write-downs
Class Action
Litigation
Settlement   2.5           -2.2         0.3
Other        0.3                        0.3
             ---   ----    ----   ---   ---
Other
Charges      4.3    0.0    -2.7   0.0   1.6
             ---   ----    ----   ---   ---
RESTRUCTURING
AND OTHER
CHARGES      8.8    0.0    -3.7   0.0   5.1
             ===    ===    ====   ===   ===

     The Company provided $36 million of restructuring and other charges in 1993, with $31.5 million of the total provided in the second quarter of 1993. The charge was comprised of $7.5 million for severance of approximately 185 employees in the North America, Europe and the Asia Pacific regions. Payments for salary and severance, benefits, and outplacement services aggregating $4.7 million were made by the Company in 1993 resulting in a $2.8 million accrual for further severance and related payments at December 31, 1993 related primarily to severance actions in various foreign locations not completed until 1994 due, in part, to statutory restrictions on the termination of employees. The restructuring actions also resulted in the write-down of certain of the Company's assets which were either obsolete or lacked future utility to the Company. The fixed asset write-downs included charges related to the retirement of fixed assets, principally assets used in the assembly and test of both hardware and software products for the C3 product line, and charges to accelerate the end of the depreciable lives of certain C3 production assets to mid-1994. In addition, the Company wrote-down the carrying value of its C3 sales demonstration and marketing equipment. The restructuring charge also included the estimated costs of closing certain of the Company's sales offices around the world in locations where the Company determined such offices not to be economically justifiable in light of declines in sales. These closing costs related primarily to the early termination of leases and the disposal of related office equipment.
     The second quarter 1993 charge also included $10 million for the write-down of C3 inventory in excess of manufacturing requirements as a result of the dramatically reduced demand for the product line. The inventory write-down included provisions for virtually all components used in the manufacture of the C3 product line and sole source items that were held as safety stock to ensure an orderly production flow. Other charges were recorded for $2.4 million to accrue the Company's obligations to a third-party vendor related to manufacturing equipment deemed to have no future utility to the Company. Additionally, long-term investments aggregating $1.9 million were written-off based upon the Company's determination that such assets were permanently impaired.
     In the fourth quarter of 1993, the Company recorded additional restructuring and other charges to accrue expenses for the settlement of the 1991 class action lawsuit and to increase the provision taken for the write-down of C3 inventories based on a continued reduction in projected demand for the C3 product line. The class action settlement was paid in the third quarter of 1994.
     The charge for restructuring and other expenses taken in the second quarter of 1994 reflected the write-down of certain of the Company's assets, primarily inventories and fixed assets. The inventory write-downs of $11.7 million were the result of the continued decline in demand for C3 products below levels estimated in the second quarter of 1993 and the resulting reductions in sales prices for the C3 family of products. The fixed asset and sales demonstration equipment write-offs of $4.5 million were the result of the phase out of C3 production during the second quarter as well as a significant reduction in the development resources devoted to the C3 product family. The $18 million charge also included $2.1 million for additional severance of approximately 65 employees in North America and Europe. Severance payments of approximately $1 million were made in the third quarter resulting in a recorded severance accruals at September 30, 1994 of approximately $2.6 million related to severance actions to be completed by year end.
     The 1993 charges required cash expenditures of $17 million. The 1994 charge required cash expenditures of approximately $3 million. Of the $20 million total amount, approximately $15 million has been spent as of the end of the third quarter of 1994. The Company expects the remaining balance of $5 million to be substantially expended by the end of 1994. The Company ended the third quarter of 1994 with 872 employees, compared to 957 employees in the previous quarter and 1012 at the end of the third quarter of 1993.

Other Income and Expense

     Other expense for the third quarter of 1994 was $.6 million, which is slightly higher than the expense levels in both the third quarter of 1993 and the second quarter of 1994. This item consists primarily of interest earned less interest expense incurred. Interest income will continue to decline in line with the decreasing cash and investment balances.

Income Taxes

     The operating loss for the Company in the third quarter of 1994 is anticipated to result in no U.S. tax benefit in the current year. The Company believes it may incur tax expenses in various foreign subsidiaries which could result in a net tax expense for the year. At September 30, 1994 the Company had foreign and domestic operating loss carryforwards which are available to offset future taxable income. The realization of the tax benefits related to the loss carryforwards is dependent on the future profitability of the Company and its foreign subsidiaries.

Liquidity and Capital Resources

     During the third quarter of 1994 the Company's cash and investments balance declined by $10 million. This follows a decline of $8 million in the second quarter of 1994. The Company made progress in reducing the utilization of current assets from the rates reported in the second quarter of 1994, including a reduction in receivable days from 111 to 100. The Company spent $3 million during the quarter for fixed asset additions, somewhat below the rate of expenditure in the first two quarters of 1994. In addition, the Company retired $8 million of gross assets.
Total fixed asset additions for the first three quarters of 1994 were $13 million.
     The Company's cash, cash equivalents and investment balances totaled approximately $40 million at the end of the third quarter of 1994, including $4 million reported as long-term investments. With financial performance in the near term expected to be below break-even, the Company expects cash balances to decrease. At present, the Company does not have an established borrowing facility. While the Company has discussed establishing such a borrowing facility with several financial institutions, no agreement or commitment presently exists. The Company may experience liquidity problems if it is unable to significantly reduce or eliminate the losses from operations in the near term, if its activities to improve asset productivity prove unsuccessful or if it is unable to establish a borrowing facility. In addition, the Company may require additional working capital if the Company were to experience significant revenue growth. There can be no assurance that the Company will be able to obtain sufficient additional funding or, if available, that such funding would be on terms acceptable to the Company. The Company is working to secure lines of credit or other funding sources in the fourth quarter of 1994 to fund possible additional working capital requirements that would result from higher than anticipated new product revenues.



                          PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


a)  Exhibits

     EXHIBIT NO.    DESCRIPTION
     ----------
- --------------------------------------------------------
      3.1           Restated Certificate of Incorporation of the
                    Company.

     10.2 Form of Severance Agreement entered into between the Company and each of its officers


     10.4 Consulting Agreement dated February 7, 1992 between the Company and Sam K. Smith, a director.

    10.8.1          Second Amendment to Lease Agreement dated
                    October 1991.

    10.8.2          Third Amendment to Lease Agreement dated July
                    13, 1994.

b)  Reports on Form 8-K

     A report on Form 8-K was filed with the Securities and Exchange Commission on October 10, 1994 with respect to an agreement where Hewlett-Packard Company will become a value-added reseller of the Company's Exemplar SPP systems.
     No financial statements were filed with the Form 8-K. No other reports on Form 8-K were filed by the Company during the fiscal quarter ended September 30, 1994.


                                      SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      CONVEX COMPUTER CORPORATION
                                      Registrant


                                  BY: J CAMERON MCMARTIN

                                  J. Cameron McMartin
                                  Chief Financial Officer and
                                  Vice President, Finance
                                  (Principal Finance and
                                  Accounting Officer)

Dated: November 9, 1994



EXHIBIT 3.1

                          RESTATED CERTIFICATE OF INCORPORATION
                                         OF
                             CONVEX COMPUTER CORPORATION


     CONVEX COMPUTER CORPORATION, originally incorporated as PARSEC SYSTEMS CORP., a corporation duly organized and existing under the laws of the State of Delaware (the "Corporation"), does hereby certify as follows:
     FIRST:   The original Certificate of Incorporation of the
Corporation was filed with the Secretary of State of the State of Delaware on September 8, 1982.
     SECOND:   This Restated Certificate of Incorporation has been
duly adopted in accordance with the provisions of Section 245 of the General Corporation Law of the State of Delaware by the Board of Directors of the Corporation.
     THIRD:    This Restated Certificate of Incorporation only
restates and integrates and does not further amend the provisions of the Corporation's Restated Certificate of Incorporation as theretofore amended, and no discrepancy exists between those provisions and the provisions of this Restated Certificate of Incorporation.
     FOURTH:   The Certificate of Incorporation of this
Corporation is restated in its entirety to read as follows:
     1.  The name of the Corporation is CONVEX COMPUTER
CORPORATION.
     2. The address of its registered office in the State of Delaware is 1209 Orange Street, in the City of Wilmington, County of New Castle. The name of its registered agent at such address is The Corporation Trust Company.
     3. The nature of the business or purposes to be conducted or promoted is to engage in any lawful act or activity for which corporations may be organized under the General Corporation Law of Delaware.
     4. The total number of shares of stock which the Corporation shall have authority to issue is forty-five million (45,000,000) which shall be divided into two (2) classes as follows: forty million (40,000,000) shares of Common Stock, par value One Cent ($0.01) per share, amounting in the aggregate to four hundred thousand dollars ($400,000) ("Common Stock"), and five million (5,000,000) shares of Preferred Stock, par value One Cent ($0.01) per share, amounting in the aggregate to fifty thousand dollars ($50,000) ("Preferred Stock").
     The designations and the powers, preferences and rights, and the qualifications, limitations or restrictions thereof are as follows:
     The Preferred Stock may be issued from time to time in one or more series pursuant to a resolution or resolutions providing for such issue duly adopted by the Board of Directors (authority to do so being hereby expressly vested in the Board) and such resolution or resolutions shall also set forth voting powers, full or limited, or none, of each such series of Preferred Stock and shall fix the designations, preferences and relative participating, optional or other special rights and qualifications, limitations, or restrictions of each such series of Preferred Stock.
     5.  The Corporation is to have perpetual existence.
     6. In furtherance and not in limitation of the powers conferred by statute, the Board of Directors is expressly authorized to make, alter or repeal the by-laws of the Corporation.
     7. Elections of directors need not be by written ballot unless the by-laws of the Corporation shall so provide.
     Meetings of stockholders may be held within or without the State of Delaware, as the by-laws may provide. The books of the Corporation may be kept (subject to any provision contained in the statutes) outside the State of Delaware at such place or places as may be designated from time to time by the board of directors or in the by-laws of the Corporation.
     8. A director of the Corporation shall not be personally liable to the Corporation or its stockholders for monetary damages for breach of fiduciary duty as a director, except for liability
(i) for any breach of the director's duty of loyalty to the Corporation or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) under Section 174 of the Delaware General Corporation Law, or (iv) for any transaction from which the director derived an improper personal benefit.
     9. (a) The Corporation shall indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending, or completed action, suit or proceeding, whether civil, criminal, administrative, or investigative (other than an action by or in the right of the Corporation) by reason of the fact that he is or was a director, officer, employee or agent of the Corporation, or is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit or proceeding if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. The termination of any action, suit, or proceeding by judgment, order, settlement, conviction or upon a plea of nolo contendere or its equivalent, shall not, of itself, create a presumption that the person did not act in good faith and in a manner which he reasonably believed to be in or not opposed to the best interest of the Corporation, and, with respect to any criminal action or proceeding, had reasonable cause to believe that his conduct was unlawful.
        (b) The Corporation shall indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the Corporation to procure a judgment in its favor by reason of the fact that he is or was a director, officer, employee or agent of the Corporation, or is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against expenses (including attorneys' fees) actually and reasonably incurred by him in connection with the defense or settlement of such action or suit if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Corporation and except that no indemnification shall be made in respect of any claim, issue, or matter as to which such person shall have been adjudged to be liable to the Corporation unless and only to the extent that the Delaware Court of Chancery or the court in which such action or suit was brought shall determine upon application that, despite the adjudication of liability but in view of all the circumstances of the case, such person is fairly and reasonably entitled to indemnity for such expenses which the Court of Chancery or such other court shall deem proper.
        (c) To the extent that a director, officer, employee or agent of the Corporation has been successful on the merits or otherwise in defense of any action, suit or proceeding referred to in subparagraphs (a) and (b), or in defense of any claim, issue or matter therein, he shall be indemnified against expenses (including attorneys' fees) actually and reasonably incurred by him in connection therewith.
        (d) Any indemnification under subparagraphs (a) and (b) (unless ordered by a court) shall be made by the Corporation only as authorized in the specific case upon a determination that indemnification of the director, officer, employee or agent is proper in the circumstances because he has met the applicable standard of conduct set forth in subparagraphs (a) and (b). Such determination shall be made (1) by the Board of Directors by a majority vote of a quorum consisting of directors who were not parties to such action, suit or proceeding, or (2) if such a quorum is not obtainable, or, even if obtainable, if a quorum of disinterested directors so directs, by independent legal counsel in a written opinion, or (3) by the stockholders. Notwithstanding the foregoing, a director, officer, employee or agent of the Corporation shall be able to contest any determination that the director, officer, employee or agent has not met the applicable standard of conduct set forth in subparagraphs (a) and (b) by petitioning a court of appropriate jurisdiction.
        (e) Expenses incurred in defending or settling a civil or criminal action, suit or proceeding by an individual who may be entitled to indemnification pursuant to subparagraphs (a) and (b) of this Article 9 shall be paid by the Corporation in advance of the final disposition of such action, suit or proceeding as authorized by the Board of Directors upon receipt of an undertaking by or on behalf of the director, officer, employee or agent to repay such amount if it shall ultimately be determined that he is not entitled to be indemnified by the Corporation as authorized in this Article 9.
        (f) The indemnification and advancement of expenses provided by, or granted pursuant to, the other subparagraphs of this Article shall not be deemed exclusive of any other rights to which those seeking indemnification or advancement of expenses may be entitled under any by-law, agreement, vote of stockholders or disinterested directors or otherwise, both as to action in his official capacity and as to action in another capacity while holding such office.
        (g) The Corporation shall have the power to purchase and maintain insurance on behalf of any person who is or was a director, officer, employee or agent of the Corporation, or is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against any liability asserted against him and incurred by him in any such capacity, or arising out of his status as such, whether or not the Corporation would have the power to indemnify him against such liability under the provisions of this Article 9.
        (h) For purposes of this Article 9, references to "the Corporation" shall include, in addition to the resulting corporation, any constituent corporation (including any constituent of a constituent) absorbed in a consolidation or merger which, if its separate existence had continued, would have had power and authority to indemnify its directors, officer, and employees or agents, so that any person who is or was a director, officer, employee or agent of such constituent corporation, or is or was serving at the request of such constituent corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, shall stand in the same position under the provisions of this Article 9 with respect to the resulting or surviving corporation as he would have with respect to such constituent corporation if its separate existence had continued.
        (i) For purposes of this Article 9, references to "other enterprises" shall include employee benefit plans; references to "fines" shall include any excise taxes assessed on a person with respect to an employee benefit plan; and references to "serving at the request of the Corporation" shall include any service as a director, officer, employee or agent of the Corporation which imposes duties on, or involves services by, such director, officer, employee or agent with respect to an employee benefit plan, its participants or beneficiaries; and a person who acted in good faith and in a manner he reasonably believed to be in the interest of the participants and beneficiaries of an employee benefit plan shall be deemed to have acted in a manner "not opposed to the best interests of the Corporation" as referred to in this Article 9.
        (j) The indemnification and advancement of expenses provided by, or granted pursuant to, this Article 9 shall, unless otherwise provided when authorized or ratified, continue as to a person who has ceased to be a director, officer, employee or agent and shall inure to the benefit of the heirs, executors and administrators of such a person.
          IN WITNESS WHEREOF, said CONVEX COMPUTER CORPORATION has caused this Certificate to be signed by Robert J. Paluck, its Chairman of the Board, and attested by Philip N. Cardman, its Secretary, this 27th day of October, 1994.

                                     CONVEX COMPUTER CORPORATION


                                     By:  /s/ Robert J. Paluck
                                          Robert J. Paluck
                                          Chairman of the Board

ATTEST:


By:  /s/  Philip N. Cardman
     Philip N. Cardman
     Secretary


EXHIBIT 10.2

                                  SEVERANCE AGREEMENT

THIS SEVERANCE AGREEMENT is entered into as of         , 19
(the "Effective Date"), between CONVEX COMPUTER CORPORATION, a
Delaware corporation ("Convex") and
                                 (the "Officer").

                                      RECITAL

The Officer serves as Convex'                     .  Convex and
the Officer desire to set forth the terms of the Officer's compensation if his employment is ended as a result of a Change in Control. If a Change in Control occurs, the Officer and other key employees will be more vulnerable to dismissal without regard to the quality of their service. Because key employees are in a unique position to affect the efforts of third parties, the Board of Directors (the "Board") believes that it is in the best interests of Convex and its stockholders to ensure their fair treatment and to reduce the adverse effects upon their performance inherent in an acquisition or change in control.

                                     AGREEMENT

The parties agree as follows:
     1. Definitions. For purposes of this Agreement, the following terms will have the meanings set forth below.
        A "Change in Control" will occur if (a) any person, as that term is used in Section 13(d) and 14(d)(2) of the Securities and Exchange Act of 1934 (the "Exchange Act"), other than Convex, is or becomes the beneficial owner, as defined in Rule 13(d)3 under the Exchange Act, directly or indirectly (including by holding securities which are exercisable for or convertible into shares of capital stock of Convex), of 50 percent or more of the combined voting power of the outstanding shares of capital stock of Convex entitled to vote generally in the election of directors (calculated as provided in Rule 13(d) under the Exchange Act in the case of rights to acquire capital stock), whether by means of a tender offer or exchange offer, Transaction or otherwise; (b) a Transaction is consummated; (c) Continuing Directors will at any time during the term of this Agreement, for any reason including, but not limited to, resignation, removal, death or disability of any Continuing Director or an increase in the number of members of the Board, fail to constitute a majority of the Board; or (d) a majority of the Convex' Outside Directors determine that a Change of Control has occurred.
     "Compensation" of the Officer includes all wages, salary, bonus and incentive compensation paid by Convex as consideration for the Officer's service that are included in the gross income of the Officer for federal income tax purposes, but excludes any taxable income recognized upon the exercise of stock options or disposition of shares acquired upon the exercise of stock options.
     "Continuing Director" is (a) a member of the Board serving on June 1, 1992; (b) a person thereafter elected by the stockholders or appointed by the members of the Board who are serving on June 1, 1992; or (c) a person thereafter elected by the stockholders or appointed by the Board whose election, appointment or recommendation by the Board for election by Convex' stockholders was approved by at least a majority of the Continuing Directors then serving on the Board.
     "Disability" means that the Officer, in the reasonable judgment of the Board, is incapable of performing the duties of his office by reason of illness or physical or mental disability, where the condition has continued for a period of more than three consecutive months.
     "Good Reason" includes any of the following:
        (a) the assignment to the Officer of duties inconsistent with, or a substantial alteration in the nature or status of, the Officer's responsibilities immediately before a Change in Control;
        (b) a reduction in the Officer's salary or other benefits as in effect on the date of a Change in Control;
        (c) a relocation of Convex' principal executive offices outside of Collin County, Texas;
        (d) the Officer's relocation to any place other than the principal offices of Convex, except for reasonably required travel by the Officer on Convex' business;
        (e) a breach by Convex of this Agreement, if the breach has not been cured within 30 days after written notice by the Officer to Convex setting forth with specificity the nature of the breach; or
        (f) a failure by Convex to obtain the assumption of this Agreement by any successor or assign of Convex.
     "Outside Director" is a person who is not, and who, during the past six months was not, an employee or officer of Convex.
     "Termination for Cause" is termination of the Officer's employment as a result of (a) the Officer's willful dishonesty towards, fraud upon, crime against or deliberate or attempted injury or bad faith action with respect to Convex; or (b) the Officer's conviction for a felony (whether in connection with Convex' affairs or otherwise).
     "Termination Upon a Change in Control" is (a) termination by the Officer of his employment for Good Reason within two years after the occurrence of a Change in Control; or (b) termination by Convex of the Officer's employment within two years after the occurrence of a Change in Control other than a Termination for Cause or a termination resulting from his death or Disability.
     A "Transaction" is (a) a consolidation or merger of Convex, other than a merger solely to effect a reincorporation or a merger as to which stockholder approval is not required under Sections 251(f) or 253 of the Delaware General Corporation Law; (b) a sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of 50 percent or more of the assets of Convex; or (c) the adoption of any plan or proposal for the liquidation or dissolution of Convex.
     2. Term. If no Change in Control has occurred, this Agreement will expire five years from its Effective Date. This Agreement will be automatically renewed for successive one-year periods unless either party has given the other six months prior written notice of its election not to renew. If a Change in Control occurs, this Agreement will continue in effect, and will not terminate, until the Officer has received the severance compensation provided for below.
     3. Termination Upon a Change in Control. If a Termination Upon a Change in Control occurs, the Officer will immediately be paid all accrued salary, bonus compensation to the extent earned, vested deferred compensation (other than pension plan or profit sharing plan benefits, which will be paid in accordance with the applicable plan), any benefits then due under any plans of Convex in which the Officer is a participant, accrued vacation pay and any appropriate business expenses incurred by the Officer in connection with his duties, all to the date of termination ("Accrued Compensation"). The Officer will also be entitled to the severance compensation described in Section 4.
     4. Severance Compensation. If a Termination Upon a Change in Control occurs, Convex will pay severance compensation to the Officer in an aggregate amount equal to the Officer's Compensation for a period of 12 months. This Compensation will be computed with reference to the Compensation paid to the Officer for the last full calendar month coinciding with or immediately preceding the month in which the Change in Control occurs or the month in which the Officer's employment terminates, whichever is higher. Compensation as to any month will include one-twelfth of the amount of any bonus or other lump sum compensation received by Officer during the preceding 12 months and all amounts accrued with respect to that month under any deferred compensation plan. Severance compensation will be without prejudice to the Officer's right to receive Accrued Compensation earned and unpaid up to the time of termination. Severance compensation payments to the Officer will, at Convex' sole option, be paid in a lump sum, or in equal semimonthly installments for 12 months following the termination.
     5. Other Severance Provisions. In addition to the severance payments described above, the Officer will receive 100 percent Convex-paid health and life insurance in the same plans as provided to the Officer immediately before the Termination Upon a Change in Control. If the Officer's health insurance coverage included the Officer's dependents, those dependents will also be covered at Convex' expense. Coverage under this Section will continue for 12 months after termination; provided, however, that this continuation of coverage will end on the date the Officer becomes covered under any other group health or life plan that is not maintained by Convex.
     6. Acceleration of Options. If a Termination Upon Change of Control occurs, all stock option agreements will be amended to provide that the stock options held by the Officer immediately before the termination will become exercisable, even if the vesting conditions set forth in those agreements have not been satisfied in full, and will remain exercisable for a period of 12 months after the Termination Upon Change in Control and for a period of 24 months if termination results from the Officer's Disability.
     7. Other Benefits. Neither this Agreement nor the severance compensation that it provides for will reduce any amounts otherwise payable, or in any way diminish the Officer's rights as an employee of Convex, whether existing now or hereafter, under any benefit, incentive, retirement, stock option, stock bonus or stock purchase plan or under any employment agreement or other plan or arrangement.
     8. Employment Status. This Agreement does not constitute a contract of employment. It does not impose on Convex any obligation to retain the Officer as an employee, to change the status of the Officer's employment or to change Convex' policies regarding termination of employment.
     9.  Miscellaneous.
        a. Severability. If a court or other body of competent jurisdiction determines that any provision of this Agreement is invalid or unenforceable, that provision will be adjusted rather than voided, if possible, so that it is enforceable to the maximum extent possible, and all other provisions of the Agreement will be deemed valid and enforceable to the fullest extent possible.
        b. Withholding. Compensation and benefits to the Officer under this Agreement will be reduced by all federal, state, local and other withholdings or similar taxes as required by applicable law.
        c. Arbitration. The parties will submit all controversies, claims and matters of difference in any way related to this Agreement, its performance or breach, to arbitration in Dallas, Texas, according to the rules and practices of the American Arbitration Association from time to time in effect. If those rules and practices conflict with the Texas Rules of Civil Procedure or any other provisions of Texas law, the Texas rules and provisions will govern. Arbitration will be a condition precedent to any legal action.
     Awards will be final and binding on all parties to the extent and in the manner provided by Texas law. Awards may be filed by any party with the Clerk of the District Court in Collin County, Texas, and an appropriate judgment entered and execution issued. At the election of either party, the award may also be filed, and judgment entered and execution issued, with the clerk of one or more other courts, state or federal, having jurisdiction over the party against whom the award is rendered or its property.
     The arbitrators will allocate the costs of the arbitration in such manner as they deem equitable. The arbitrators may require the reimbursement of all or a portion of the reasonable legal fees incurred by the prevailing party in the arbitration proceeding and any legal proceedings which are taken to enforce the arbitral award.
        d. Entire Agreement: Modifications. This Agreement is the entire agreement between the parties and may be amended, modified, superseded or canceled, or its terms waived, only by a written instrument executed by each party or, in the case of a waiver, by the party waiving compliance. Failure of a party at any time to require performance of any provision of this Agreement will not affect the right at a latter time to enforce the same.
No waiver of a breach of this Agreement, whether by conduct or otherwise, in any one or more instances will be construed as a further or continuing waiver of the breach or of any other term of this Agreement.
        e. Applicable Law. This Agreement will be construed under and governed by the laws of the State of Texas.

IN WITNESS WHEREOF, the parties have executed this Agreement as of
     , 19    .


                                 CONVEX COMPUTER CORPORATION


                                  By:
                                     OFFICER




EXHIBIT 10.4

                                   CONVEX COMPUTER CORPORATION
                                      CONSULTING AGREEMENT

     THIS AGREEMENT is made between CONVEX COMPUTER CORPORATION, having offices at 3000 Waterview Parkway, Richardson, Texas 75080 ("Convex"), and SAM K. SMITH, having offices at 6811 Midcrest, Dallas, Texas 75240 ("Consultant").
        1.  ENGAGEMENT
     In consideration of the mutual covenants set forth below, Convex engages Consultant as an independent contractor, and Consultant accepts this engagement, on the following terms and conditions.
        2.  CONSULTATION
     Consultant will serve as a consultant to Convex regarding various aspects of Convex' business, all as described in Exhibit A and directed by Convex ("Consulting Services"). While this Agreement is in effect, Consultant will devote to Convex that percentage of his working time and efforts as is set forth in Exhibit A. Consulting Services will be at the general direction of the individual listed on Exhibit A or as otherwise designated by Convex may from time to time.
        3.  TERM
     Unless earlier terminated, this Agreement will begin on the date it is executed by Convex and will expire on the earlier of the date the Consulting Services are completed or the date specified in Exhibit A.
        4.  PAYMENT FOR SERVICES RENDERED.
     While this Agreement is in effect, Convex will pay Consultant the amounts, and according to the schedule, set forth in Exhibit
A. In addition, Convex will reimburse Consultant for all direct, properly accounted, out-of-pocket business expenses, reasonably incurred in the performance of his duties for Convex. In no event will Convex be obligated to pay Consultant for services and/or related expenses in excess of the Ceiling Dollar Amount specified in Exhibit A.
        5.  CONSULTANT'S WARRANTIES.
     Consultant warrants that (a) no one else has exclusive rights to his services in the specific area or areas described in Exhibit A, (b) by performing the Consulting Services he is not compromising any rights or relationships of trust with another party, creating a conflict of interest or creating the possibility of either for himself or for Convex, and (c) all Consulting Services will be performed in accordance with applicable Federal, State and local laws. Consultant will promptly notify Convex of potential conflicts of interest. Consultant will also indemnify and hold Convex harmless from any claims caused by a breach of these warranties.
        6.  PROPRIETARY INFORMATION.
     During the course of the Consulting Services, Consultant may be exposed to confidential information or trade secrets relating to the business of Convex ("Proprietary Information"). Consultant acknowledges that (a) the Proprietary Information is unique and valuable to Convex, and (b) Convex would suffer irreparable injury if it were divulged to third parties. Proprietary Information covered by this Agreement will include, but will not be limited to, information concerning inventions, processes, plans, devices, compilations of information, technical data, mailing lists, distribution methods, suppliers and customers, marketing strategies and business plans of Convex.
     While this Agreement is in effect, and thereafter, Consultant will not, without the prior consent of Convex, either (a) directly or indirectly disclose to anyone, except authorized personnel of Convex, Proprietary Information that Consultant acquires (or to which he has had access) until such time as the Information has been publicly disclosed by Convex or has become a matter of common knowledge, or (b) use Proprietary Information in any way except in connection with the Consulting Services.
     Within 48 hours after this Agreement has been terminated, whether voluntary or involuntary, Consultant will deliver to Convex all documents, records or other memorializations in his possession or under his control that contain Proprietary Information or that otherwise relate to Convex' business.
        7.  INVENTIONS.
     Consultant will fully and promptly disclose to Convex, and only to Convex, all ideas, methods, plans, improvements or inventions of any kind, whether or not patentable ("Inventions"), which are (a) made or discovered, in whole or in part, by Consultant during the performance of the Consulting Services, or
(b) the result of any aid, support or assistance by Convex. Consultant will also fully and promptly disclose to Convex, and only to Convex, all Inventions which are otherwise created by Consultant while this Agreement is in effect. After disclosure, Consultant and Convex will jointly and reasonably determine the extent, if any, to which Convex is properly entitled to rights in the Invention. Only after a determination that Convex does not have any rights in an Invention will Consultant disclose it to a third party.
     Consultant will promptly assign to Convex all right, title and interest in or to any Invention that falls within the first paragraph of this Section or in respect of which Convex is determined to have rights under the second paragraph of this Section. If requested to do so, Consultant will cooperate fully with Convex to secure a patent, shop right or license in the United States and/or any other country for an Invention. Nothing in this Agreement will require an assignment otherwise prohibited by law.
        8.  INDEMNITY.
     Consultant will indemnify and hold Convex harmless from any liability for injury or damage caused by Consultant to people or property during the performance of this Agreement. Neither the existence of, nor Convex' assent to, the types or limits of insurance carried by Consultant will be deemed a waiver or release of Consultant's liability or responsibility under this Agreement.
        9.  NATURE OF RELATIONSHIP.
     Consultant is an independent contractor. Consultant will not incur any obligations on Convex' behalf, or commit Convex in any manner without Convex' prior consent. Consultant will be responsible for the payment of all withholding, self-employment, social security or other taxes attributable to amounts paid by Convex under this Agreement.
     Consultant is solely responsible for the control and supervision of the means by which the Consulting Services are completed. Supplies which, in the opinion of Consultant, may be necessary to complete the Consulting Services are Consultant's responsibility.
     Consultant may not subcontract any part of the Consulting Services without the prior consent of Convex.
        10  TERMINATION.
     Without prejudice to any rights or claims which Convex has by reason of Consultant's default, Convex may terminate this Agreement, in whole or in part and at its convenience, by notice to Consultant. Termination will be effective in the manner and upon the date specified in the notice. Aside from any continuing work, Convex' sole obligation following of termination will be to reimburse Consultant for services actually performed and expenses actually incurred up to the effective date of termination.
     Termination will not relieve Consultant of its continuing obligations under this Agreement, particularly the requirements of Sections 5, 6 and 7, each of which will survive the expiration or earlier termination of this Agreement.
        11.  MISCELLANEOUS
     This Agreement contains the total understanding between the parties and supersedes all other agreements, understandings or promises, written or oral, between them.
     This Agreement may not be amended except by a written agreement signed by both parties.
     This Agreement and the rights and obligations it creates are personal to Consultant and may not be assigned, transferred or alienated.
     This Agreement will be deemed to have been executed in Dallas County, Texas, and the interpretation and construction of this Agreement will be governed by the laws of the State of Texas.
     All notices and consents given under this Agreement will be in writing and will be deemed to have been duly given if delivered by hand or mailed by certified mail, return receipt requested, to the address indicated on Exhibit A. Either party may change the address to which notices or consents will be sent by notice to the other party.
     IN WITNESS WHEREOF, the parties have executed this Agreement as of the day and year first above written.

CONVEX COMPUTER CORPORATION      SAM K. SMITH


By:  /s/ John P. O'Loughlin      Name:/s/ Sam K. Smith

Name:   John P. O'Loughlin       Date:   2-17-92
Title:  Vice President - HR      Social Security No.:  ***********
Date:    02-07-92



CONSULTING AGREEMENT
Exhibit A

Consultant's Name and Notice Address:

         Sam K. Smith
         6811 Midcrest
         Dallas, Texas  75240

Percentage of Time to be Spent on Convex Business:

Term of Agreement:    Indefinite

Consulting Services to be rendered:

Compensation:   $40,000 annually; payable /quarterly

Ceiling Dollar Amount:

Convex Representative and Notice Address:

CONVEX COMPUTER CORPORATION       SAM K. SMITH


By:   /s/ John P. O'Loughlin      Name:        /s/ Sam K. Smith
Name:     John P. O'Loughlin      Date: 2-17-92
Title:   Vice President - HR      Social Security No.: ***********
Date:    02-07-92



EXHIBIT 10.8.1

                       SECOND AMENDMENT TO LEASE AGREEMENT

     THIS SECOND AMENDMENT TO LEASE AGREEMENT (the "Second
Amendment") is made and entered into this      day of October,
1991 by and between CONVEX COMPUTER CORPORATION, a Delaware corporation ("Lessee"), and CHAMANSYNERGY LIMITED PARTNERSHIP, an Illinois limited partnership ("Lessor").
        A. Lessee leases certain real property and related improvements located in Richardson, Texas (the "Premises") pursuant to the terms of that certain Lease Agreement by and between Lessee and Synergy Park Associates No. 1 limited Partnership, A Texas limited partnership ("Synergy Park Associates"), executed by Lessee as of January 26, 1989 (the "Initial Lease"), as affected by that certain Supplemental Lease Agreement dated April, 1989 (the "First Supplemental Agreement"), that certain Supplement to Lease Agreement dated May 3, 1989(the "Second Supplemental Agreement"), that certain Third Supplement to Lease Agreement dated August 21, 1989 (the "Third Supplemental Agreement"), and that certain First Amendment to Lease Agreement dated May 9, 1990 (the "First Amendment"). The Initial Lease, the First Supplemental Agreement, the Second Supplemental Agreement, the Third Supplemental Agreement, and the First Amendment are sometimes collectively referred to herein as the "Lease".
Pursuant to that certain Assignment to Lease and Service Contracts and Assumption Agreement dated June 5, 1989, Synergy Park Associates assigned to Lessor all of its right, title and interest in and to the Lease.
        B. Lessor and Lessee desire to enter in to this Second Amendment in order to correct the effective date for calculating rental payments due under the Lease.
     NOW THEREFORE, in consideration of the foregoing and for other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, Lessor and Lessee agree to amend the Lease as follows:
     1. All terms not otherwise defined herein shall have the meaning ascribed to such term in the Lease.
     2. Paragraph 3 is hereby amended by deleting the last grammatical sentence thereof in its entirety and substituting the following language therefor:
     "Notwithstanding the foregoing, however, for purposes of calculating rent pursuant to the terms of Paragraph 4.A. hereof,
this lease shall be deemed to have commenced on     April 1,
1989."
     3.  Except as expressly amended by the terms of this Second
Amendment, the Lease is and remains unmodified and in full   force
and effect.
     4. This Second Amendment may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed shall be deemed to be an original and all of which when taken together shall constitute one and the same agreement.
     IN WITNESS WHEREOF, the parties have executed this Second Amendments as of this date first written above.

                                     LESSEE:

                                    CONVEX COMPUTER CORPORATION,
                                    a Delaware corporation

                                    By: /s/ Terrence L. Rock
                                        Its Vice President,
                                        Operations

                                    By: /s/ Jimmie L. Mayhew
                                        Its Corporate Facilities
                                        Manager

                                    LESSOR:

                                    CHAMANSYNERGY LIMITED
                                    PARTNERSHIP, an Illinois
                                    limited partnership


                                    By: Chamantex Inc, a
                                        Delware corporation, its
                                        general partner
                                        By: /s/ David F. Flynn
                                        Its Attorney in Fact



EXHIBIT 10.8.2

                            THIRD AMENDMENT TO LEASE AGREEMENT

     THIS THIRD AMENDMENT TO LEASE AGREEMENT (the "Third Amendment" is made and entered into this 13th day of July, 1994 by and between Convex Computer Corporation, a Delaware corporation ("Lessee") and AMBVEX, LTD., a Texas limited partnership ("Lessor").
     A. Lessee leases certain real property and related improvements located in Richardson, Texas (the "Premises") pursuant to the terms of that certain Lease Agreement by and between Lessee and Synergy Park Associates No. 1 Limited Partnership, a Texas limited partnership ("Synergy Park Associates"), executed by Lessee as of January 26, 1989 (the "Initial Lease"), as affected by that certain Supplemental Lease Agreement dated April, 1989 (the "First Supplemental Agreement"), that certain Supplemental Lease Agreement dated May 3, 1989 (the "Second Supplemental Agreement"), that Third Supplement to Lease Agreement dated August 21, 1989, (the "Third Supplemental Agreement"), that Fourth Supplement to Lease Agreement dated October 30, 1990 (the "Fourth Supplemental Agreement"), that certain First Amendment to Lease Agreement dated May 9, 1990 (the "First Amendment"), and that certain Second Amendment to Lease Agreement dated October 11, 1991 (the "Second Amendment"). The Initial Lease, the First Supplemental Agreement, the Second Supplemental Agreement, the Third Supplemental Agreement, the Fourth Supplemental Agreement, the First Amendment and the Second Amendment are incorporated herein by reference and are collectively referred to herein as the "Lease." Pursuant to that certain Assignment of Lease and Service Contracts and Assumption Agreement dated June 5, 1989, Synergy Park Associates assigned to Chamansynergy Limited Partnership all of its right, title and interest in and to the Lease.
     B. Pursuant to that certain Assignment of Lease and Service Contracts and Assumption Agreement dated of even date herewith, Chamansynergy Limited Partnership assigned to Lessor all of its right, title and interest in and to the Lease.
     C. Lessor and Lessee wish to enter into this Third Agreement in order to accurately set forth the terms of their extension and modification of the Lease.
     NOW THEREFORE, in consideration of the foregoing and for other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, Lessor and Lessee have agreed and do agree to amend the Lease as follows:
     (1) Any term not otherwise defined herein shall have the meaning ascribed to such term in the Lease.
     (2) Paragraph 3.is hereby amended by deleting the last two grammatical sentences thereof in their entirety and substituting the following language therefor:
     The term of this Lease shall commence on the date hereof and shall end one hundred and twenty (120) months thereafter on July 31, 2004.
     (3) Paragraph 4.A is hereby amended and restated in its entirely as follows:
     A. Each month during the term hereof, Lessee shall pay Lessor, as rental for the Premises, in advance, without demand, deduction or set off, the amounts set forth below (provided that all rental payment due hereunder for any fractional calendar month shall be prorated). The monthly rent for the premises shall be 1/12th of the product of (a) the total number of Rentable Square Feet contained in the Buildings constructed no the Property and
(b) for the periods set forth in the following schedule, commencing on August 1, 1994, the dollars per Rentable Square Feet per year set forth in such schedule. As of the date hereof, the Buildings on the Property contain 300,820 Rentable Square Feet.

                             SCHEDULE

                                Dollars Per Rentable
                      Months    Square Foot Per Year
                      1 -  12       $ 9.63
                     13 -  36       $ 9.92
                     37 -  48       $10.22
                     49 -  60       $10.53
                     61 -  72       $10.84
                     73 -  84       $11.17
                     85 -  96       $11.50
                     97 - 108       $11.85
                    109 - 120       $12.20
     (4) Paragraph 4.B of the Lease is hereby amended and restated in its entirety as follows:
     B. (1) Lessee agrees to deposit, as a security deposit, with Lessor on the date hereof one or more irrevocable standby letters of credit (the "Letter of Credit") issued by national banking institutions acceptable to Lessor containing terms and conditions acceptable to Lessor, in the aggregate amount of $965,000. The Letter of Credit shall not expire earlier than one hundred eighty (180) days after the expiration of the Lease term. If, at least ninety (90) days prior to expiration of the Lease term, Lessee shall replace the Letter of Credit with cash, Lessor shall return the Letter of Credit to Lessee. Lessee shall be deemed to be in default hereunder if Lessee fails to comply with the foregoing terms and the Letter of Credit shall provide that Lessor can draw against the full amount of the Letter of Credit at such time.
     (5) Except as expressly amended by the terms of this Third Amendment, the Lease is and remains unmodified and in full force and effect.

* * * * *
     IN WITNESS WHEREOF, the parties have executed this Third
Amendment as of the date first written above.

LESSEE:                               LESSOR:

CONVEX COMPUTER CORPORATION,          AMBVEX, LTD., A
                                      Texas limited
a Delaware Corporation                partnership

                                      By:  Mantax (America) Inc.,
                                           a Delaware corporation,
                                           its general partner

By:  /s/ J. Cameron McMartin          By:  /s/ M. Brooks Savage
     J. Cameron McMartin              Name:  M. Brooks Savage
     Vice President--Finance          Title:  Secretary
     Chief Financial Officer



                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   CONVEX COMPUTER CORPORATION

                                   Registrant


                                   BY: J. CAMERON MCMARTIN
                                      ---------------------------
                                      J. Cameron McMartin
                                      Chief Financial Officer and
                                      Vice President, Finance
                                      (Principal Finance and
                                      Accounting Officer)

Dated:  November 9, 1994