Form 10-Q/A
period 1994-09-30
CONVEX COMPUTER CORP
filed 1995-01-11
CIK 743653

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                             FORM 10-Q/A
               ________________________________________

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




           Appendix A to Item 601(c) of Regulation S-X
                  (Article 5 of Regulation S-X
              Commercial and Industrial Companies)
                         (In thousands)



                                                  September 30
Item Number    Item Description                        1994
- -----------    ------------------                 -------------

5-02(1)        Cash and cash items                     $ 30,054
5-02(2)        Marketable securities                      5,974
5-02(3)(a)(1)  Notes and accounts receivable - trade     48,693
5-02(4)        Allowances for doubtful accounts           8,303
5-02(6         Inventory                                 26,904
5-02(9)        Total current assets                     124,241
5-02(13)       Property, plant and equipment            110,031
5-02(14)       Accumulated depreciation                  83,633
5-02(18)       Total assets                             189,056
5-02(21)       Total current liabilities                 66,346
5-02(22)       Bonds, mortgages and similar debt         62,077
5-02(28)       Preferred stock - mandatory
               redemption                                     0
5-02(29)       Preferred stock - no mandatory
               redemption                                     0
5-02(30)       Common stock                                 262
5-02(31)       Other stockholders' equity                60,371
5-02(32)       Total liabilities and stockholders'
               equity                                   189,056
5-03(b)1(a)    Net sales of tangible products            20,537
5-03(b)1       Total revenues                            36,443
5-03(b)1       Cost of tangible goods sold               12,018
5-03(b)2       Total costs and expenes applicable
               to sales and revenues                     44,250
5-03(b)3       Other costs and expenses                       0
5-03(b)5       Provision for doubtful accounts
               and notes                                      0
5-03(b)(8)     Interest and amortization of
               debt issue discount                          552
5-03(b)(10)    Income before taxes and other items       (8,359)
5-03(b)(11)    Income tax expense                             0
5-03(b)(14)    Income/loss continuing operations         (8,786)
5-03(b)(15)    Discontinued operations                        0
5-03(b)(17)    Extraordinary items
5-03(b)(18)    Cumulative effect - change in
               accounting principles                          0
5-03(b)(19)    Net income or loss                        (8,786)
5-03(b)(20)    Earnings per share - primary                (.33)
5-03(b)(20)    Earnings per share - fully diluted          (.33)











                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CONVEX COMPUTER CORPORATION

                                   Registrant


                                   BY: David W. Craig
                                      ---------------------------
                                      David W. Craig
                                      Chief Financial Officer and
                                      Vice President, Finance
                                      (Principal Finance and
                                      Accounting Officer)

Dated:  January 11, 1995