Form 10-K
period 1994-12-31
CONVEX COMPUTER CORP
filed 1995-03-15
CIK 743653

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K


(Mark One)

     X     Annual report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 [Fee Required]

For the fiscal year ended:  December 31, 1994 or

_________Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from _______________ to ___________________

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


            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X _ No____
            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]
           The aggregate market value of voting stock held by non-affiliates of the registrant as of March 6, 1995 was $122,883,239 based upon the last sales price reported for such date on the New York Stock Exchange. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by executive officers and directors of the registrant, have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.
          At March 6, 1995, registrant had outstanding 26,687,496 shares of Common Stock.


                  DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the definitive proxy statement for the Annual Meeting of Shareholders to be held on May 11, 1995, (the "Proxy Statement").


PART I

ITEM 1.  BUSINESS

GENERAL

Convex Computer Corporation ("Convex" or the "Company") was incorporated under the laws of the State of Delaware on September 8, 1982. Its principal corporate and administrative offices are located at 3000 Waterview Parkway, Richardson, Texas 75080 (telephone 214/497-4000).

The Company designs, manufactures, markets and services high performance computers for engineering, scientific and technical users. The Company's current products include single and multiple processor scalar/vector systems and multiple processor scalable parallel processing (SPP) systems and related software. The price of these systems ranges from under $160,000 to more than $10 million. During 1994, Convex introduced its fourth generation scalar/vector supercomputer, the C4 series, and its first generation Exemplar scalable parallel processing supercomputer, the SPP1000 series.

Since 1985, the Company has installed 1397 systems for 677 customers in 48 countries. During 1994, the Company shipped 107 systems, including 14 C4600 systems and 62 SPP1000 systems.

MARKETS AND CUSTOMERS

The Company's products are used by scientists, engineers and other technical users to design and develop new products and structures, to simulate physical and other phenomena, to perform advanced research, and to manage and analyze the volumes of data generated or collected by modern computer networks. The Company's products are used with third party applications software to analyze and solve computationally intensive problems. For example, mechanical computer-aided engineering (MCAE) applications, such as MSC/NASTRAN and ANSYS, are used to perform structural analysis of automobile components and other products. Researchers supplement traditional laboratory environments with complex numerical simulations to advance the state-of-the-art in medicine, environmental science, oceanography, chemistry and other fields. Government and defense industry customers use the Company's products in a variety of areas, including computational fluid dynamics, signal and image processing, telemetry, cryptography, and pattern recognition. In the oil and gas industry, Convex computers are used to process and interpret seismic data, to analyze well logs and to model reservoir behavior.

Historically, the MCAE, general research, government/defense, and oil and gas geophysical segments have represented approximately 26%, 21%, 18% and 15%, respectively, of the Company's unit shipments. During 1994, these segments represented approximately 18%, 48%, 6% and 13%, respectively, of the Company's unit shipments. Data management applications are a growing market in which the Company's products are integrated with high performance software and peripherals, including RAID disk technology, tape robots, and multiple network connections, to manage large volumes of data. Data management systems accounted for approximately 7% of the Company's 1994 unit shipments.

The Company believes that the shift in unit shipments toward general research has been, in part, the result of interest from universities and other early adopters of technology in the architecture of the Company's Exemplar SPP products. These early technology adopters include Ford Motor Company and Lockheed Missiles and Space Company in the U.S.; NCHC in Taiwan; PROTEUS in the U.K.; and SEKISUI in Japan. As the Exemplar product family and its operating system mature, and the number of third party applications qualified on and optimized for this platform grows, the Company expects the proportion of commercial customers in relation to research customers to grow, although there can be no assurance that this will occur.

The availability of third-party software applications is especially important to most of the Company's customers. The Company believes that there are over 1,300 application software packages offered for use on its C Series systems, many of which can be compatible with Exemplar systems. In addition, there are thousands of application software packages offered for use on workstations manufactured by Hewlett-Packard Company which the Company expects to be compatible with Exemplar systems.

PRODUCTS AND SERVICES

Convex designs, manufactures, markets and services two principal families of high performance computer systems: The Exemplar family of scalable parallel processing (SPP) systems and the C Series family of vector/parallel supercomputers. Exemplar systems provide a productive development and computing environment that is easily integrated with other computing resources through its distributed, scalable operating system which have a shared view of distributed memory and its compatibility with Hewlett-Packard Company's HP-UX operating system. Convex C Series supercomputers use all three forms of processing common in scientific and engineering applications: scalar processing, in which operations are performed on one element at a time; vector processing, in which simultaneous operations occur on arrays of data; and parallel processing, in which two or more processors simultaneously operate on different portions of a program. The price of Exemplar systems range from under $160,000 to more than $10 million and the price of C Series systems range from under $130,000 to more than $10 million.

In March 1994, Convex introduced its Exemplar family of SPP systems. The Exemplar systems family is based on PA-RISC microprocessors, which are available only from the Hewlett-Packard Company, and a hardware and operating system architecture different from the Company's previous products. First and second generation Exemplar SPP systems are planned to scale from 2 to 128 processors with scalable memory, input/output capability and operating system features that are balanced with the processing capability of a specific configuration. The Company delivered seven Exemplar SPP systems in March 1994, each of which had eight processors. Larger system configurations were delivered throughout the year and, in the fourth quarter, the Company delivered 27 systems configured with up to 32 processors. In 1995 the Company may, depending on market demand, deliver larger configurations of first generation Exemplar systems but there can be no assurance that this will occur.

In 1995 the Company plans to introduce second generation Exemplar SPP products which will be based on Hewlett-Packard's 7200 PA-RISC processor. The Company expects to be able to deliver this new generation soon after Hewlett-Packard's introduction of this new processor. However, there can be no assurance that this processor will be available on a timely basis or in production quantities or that the processor will perform at the expected level. In addition, there can be no assurance that the Company will complete development of the second generation of Exemplar products.

The operating system for Exemplar products is compatible with application software written for Hewlett-Packard Company's PA-RISC-based workstation products. However, the integration and performance tuning of the operating system and these application programs is critical to the overall success of the Exemplar product. During 1994, the Company introduced its sub-complex manager, which allows customers to configure an Exemplar system's processors, memory and I/O capabilities easily and dynamically, and PVM (parallel virtual machine), an operating system feature important to scalability in certain applications. In the fourth quarter, the Company introduced Globally Shared Memory (GSM), an operating system feature unique to the Exemplar family that could make these systems easier to use and configure than most competing parallel systems. The Company plans to continue development on these and other software features throughout 1995. However, while the Company believes that its development efforts will be successful, there can be no assurance that overall performance or stability of the new operating system will reach satisfactory levels.

In June 1994, the Company introduced its fourth generation of C Series scalar/vector supercomputers, the C4 family. The C4 family is intended to replace, and is compatible with, the Company's previous supercomputer systems and offers a variety of performance price points for its customers.

The Company continues to offer its C3 family of supercomputers for use with certain applications and as part of its DataSeries data management systems.

The availability of third-party application software is often a critical element of a customer's decision criteria when evaluating computer systems. Accordingly, market acceptance of the Exemplar family and continued acceptance
of the      C Series family is highly dependent on the availability of third-party software applications, especially those that have been optimized for the product. While the Company is working with several vendors to make these applications available, there can be no assurance that the vendors will undertake the necessary efforts or that the efforts, if undertaken, will yield products that perform competitively on the Company's products.

Integration Service and Support. The Company integrates third party hardware and software with its Exemplar and C Series systems for its DataSeries and Meta Series customers. Approximately 29% of the Company's 1994 service revenue was derived from integration products and services relating to Meta Series and DataSeries systems. Service revenue declined 7% in 1994 to approximately $68 million, primarily as a result of the transition from the Meta Series product line to the Exemplar product line and the decision of a major data management vendor to sell its products directly to customers, rather than through the Company.

Convex maintains a direct service organization which has 47 offices located around the world. The Company's hardware and software experts provide telephone, remote diagnostic, and on-site support and service for customer problems. The services provided by this organization include installation, training, and preventative maintenance.

SALES AND DISTRIBUTION

Convex maintains direct sales offices in 14 countries, including the United States, France, Germany, Japan, Taiwan, and the United Kingdom. In addition, the Company has distribution arrangements with independent distributors and other value added resellers in several countries, including France and Japan. In October 1994, Hewlett-Packard Company announced its agreement to resell Exemplar SPP products through its worldwide sales force.

The Company manufactures and ships its products as soon as practicable after receipt of a purchase order. Accordingly, the Company generally does not have a significant backlog and revenues in any quarter are substantially dependent on orders booked in that quarter. In addition, a significant portion of the Company's sales often occur in the last month of a fiscal quarter, a pattern that the Company believes is common in the high performance computer business. As a result, financial results may fluctuate from quarter to quarter depending upon the timing of orders and shipments.

Agencies of the U.S. government collectively accounted for approximately 11%, 16% and 13% of the Company's total revenue in 1994, 1993 and 1992, respectively. However, no single customer has accounted for more than 10% of total revenues in any of the last five years.

MANUFACTURING AND QUALITY

The Company manufactures its products in Richardson, Texas. Whenever practicable Convex uses standard off-the-shelf components available from multiple vendors. Accordingly, the Company's manufacturing operations consist primarily of assembly and test of sub-assemblies and final assembly of the Company's products. During 1994, the Company's manufacturing facility was certified to comply with ISO 9002, an international quality standard.

Certain components of the Company's products are currently available only from a single or a limited number of sources. These components include the PA-RISC microprocessor modules used in the Exemplar family, which are only available from Hewlett-Packard Company, and custom gallium arsenide gate arrays designed by Convex that are manufactured for C Series products by Vitesse Semiconductor Corporation and for the Exemplar family by Fujitsu Microelectronics Incorporated. The Company's ability to manufacture and ship its products to meet customer demands requires that the Company receive sufficient quantities of all these semiconductor devices.

In 1994, the Company successfully implemented processes to reduce inventory and manufacturing cycle times. As a result, the Company has become more dependent on timely delivery of sufficient quantities of semiconductor devices and other components. While the Company believes that it will continue to receive the necessary devices and other components, there can be no assurance that the suppliers will be capable of delivering them in quantities sufficient to allow the Company to meet production demands.

RESEARCH AND PRODUCT DEVELOPMENT

The Company's research and development programs are currently focused on completing first generation Exemplar products and developing pre-production models of second generation Exemplar products. A significant portion of these programs is devoted to software development. Convex intends to continue making substantial investments in research and development activities to enhance its competitive position. For the fiscal years ended December 31, 1994, 1993 and 1992, research and development expenses were $32 million, $33 million and $33 million, respectively.

COMPETITION

The high performance computer business is intensely competitive and characterized by rapid technological advances in both hardware and software. To maintain or improve its position in its markets, the Company must continue to enhance its current products and develop new products in a timely fashion. Convex competes on the basis of price, performance, ease of use and the availability of third party application software.

The Company's current products are facing increasingly difficult competition. The products competing with the Exemplar product line are based on processors introduced more recently than those on which the first generation Exemplar systems are based. As a result, the Company believes that introduction and market acceptance of the second generation Exemplar products planned for 1995 are critical to the Company's future financial performance. The Company's future financial performance is substantially dependent upon the timely introduction of competitive microprocessors by the Hewlett-Packard Company, the timely integration of such microprocessors into the Company's product line, and the continued technical cooperation with Hewlett-Packard. There can be no assurance that such processors will be introduced or successfully incorporated into the Company's product line or that such cooperation will continue.

The entire Convex product line competes with that of Cray Research, Inc. The Company's Exemplar products also compete with IBM's SP2 product and Silicon Graphics Inc.'s Power and Power Challenge products. Each of these competitors has significantly greater financial, technical, sales, marketing and other resources than the Company. The Company also competes against several vendors who offer high-performance workstation and server products at relatively low prices. Finally, computer companies are continually evaluating new technologies, such as massively parallel architectures, which could be targeted at Convex' markets.

The potential impact on the Company's business of new products from Cray, IBM, SGI or others is not known. However, the introduction of new products by any of these competitors could cause delays in customer orders as customers evaluate the new product offerings before reaching a final purchase decision.


PROPRIETARY RIGHTS AND LICENSES

The Company has been issued numerous patents, has a number of patent applications pending, and will continue to seek patent protection for its inventions in both the United States and, when appropriate, other countries. The Company also holds various trademark registrations in the United States and in other countries. The Company will continue to seek protection for its inventions, trademarks and copyrights where appropriate. However, Convex believes that, while patents may offer a measure of legal protection, they are less significant to the success of the Company than such factors as innovation and technical expertise.

Convex licenses a wide range of third-party software and other technology for use by the Company and its customers. For example, the Company licenses, with the right to sublicense, the UNIX operating system from Novell Incorporated. Convex also licenses, with the right to sublicense, the HP-UX operating system and certain compiler technology from Hewlett-Packard Company. In addition, Convex and Hewlett-Packard have entered into a non-exclusive cross-license covering certain of current and future computer-related products of each company.

The Company's ability to compete may be affected by its ability to protect its proprietary information and to obtain necessary licenses on commercially reasonable terms. Intellectual property laws in the United States and other countries have been evolving significantly in recent years, particularly as they apply to software. As a result, the computer industry has seen a substantial increase in litigation with respect to intellectual property matters. There can be no assurance that the Company will not become involved in such litigation in the future or that it would not have a material adverse effect on the Company.

RELATIONSHIP WITH THE HEWLETT-PACKARD COMPANY

In March 1992 the Company entered into a series of technology and commercial agreements with Hewlett-Packard Company pursuant to which the companies cross-licensed certain core technologies. At that time, Hewlett-Packard acquired approximately 5% of the Company's Common Stock. Under the terms of the Stock Purchase Agreement, the companies agreed to meet in 1994 and again in 1996 to discuss possible increases in ownership, although no right or obligation to purchase additional shares was established. No additional shares were purchased by Hewlett-Packard in 1994. Hewlett-Packard also has the right under the Stock Purchase Agreement, in certain circumstances, to acquire additional shares if the Company sells shares of Common Stock to third parties and to designate one nominee for election to the Company's Board of Directors. Finally, the Company granted HP certain registration rights.

Convex purchases key PA-RISC components for its Exemplar products from Hewlett-Packard. The Company is substantially dependent upon the timely availability and competitiveness of these components.

In October 1994, Hewlett-Packard announced its agreement to resell the Exemplar product through its worldwide sales force although there can be no assurance that this agreement will result in significant additional revenue for the Company.

EMPLOYEES

As of December 31, 1994, the Company had approximately 857 full-time employees, of whom 225 were employed in research and development, 423 in sales, support and marketing, 132 in manufacturing and quality and 77 in finance and administration. The Company's future success will depend, in part, on its ability to continue to attract, retain and motivate highly qualified technical, marketing and management personnel, who are in great demand. None of the Company's employees is represented by a labor union and Convex believes its employee relations to be good.

ITEM 2. PROPERTIES

The Company's corporate headquarters and its research and manufacturing facilities are located in Richardson, Texas. This facility has approximately 300,000 square feet and is subject to a written lease expiring in 2004.
During 1994, the Company renegotiated the terms of the lease to reduce the net expense to the Company, and acquired an indirect minority ownership position in the facility. Land is available at this site to accommodate total office and manufacturing space of over 500,000 square feet.

The Company also leases 47 sales and service offices in other locations throughout North America, Europe and the Pacific Rim. The Company believes that, while it currently has sufficient facilities to conduct its operations during 1995, if necessary, the Company will add additional sales and service offices as required.

ITEM 3.  LEGAL PROCEEDINGS

In 1994 the Company settled the consolidated class action lawsuit filed against the Company in August 1991. The court's approval of that settlement has become final and the period to appeal the judgment has expired. The Company included a charge for the $2.5 million estimated cost of settlement in the 1993 results. In the third quarter, the Company paid $2.2 million to fund its share of claims made under this agreement through the end of the claims period. No additional payments are required in connection with the settlement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not  applicable.


                 EXECUTIVE OFFICERS OF THE REGISTRANT

The names of the Company's executive officers and certain information about them are set forth below:

        Name            Age              Position with Company

Robert J. Paluck        47        Chairman of the Board
                                       and Chief Executive Officer
Steven J. Wallach       49        Senior Vice President, Technology;  Director
Terrence L. Rock        48        President
James A. Balthazar      41        Vice President, Marketing
Matthew S. Blanton      54        Vice President, Advanced Development
Philip N. Cardman       47        Vice President, General Counsel
                                      and Secretary
David W. Craig          50        Vice President, Finance
                                      and Chief Financial Officer
Thomas M. Jones         48        Vice President, Data Management Systems
Daniel N. McQuay        50        Vice President, Manufacturing

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

Mr. Rock joined Convex as Vice President of Operations in November 1983, and was named Senior Vice President in January 1990. In April 1993, Mr. Rock was promoted to Senior Vice President and Chief Operating Officer. In May 1993, Mr. Rock was named President.

Mr. Balthazar joined Convex in April 1984. He initially worked in third-party marketing, moving to Manager of Product Marketing in 1987 and to European Sales and Marketing Director in 1989. In January 1991, he was promoted to Vice President, Marketing.

Mr. Blanton joined Convex in November 1990 and held various positions in engineering management. In February 1993 Mr. Blanton was named Vice President, Advanced Development. Prior to joining Convex, Mr. Blanton served as president of Vadis, Inc. from 1989 to 1990, a telecommunications equipment company. In 1990, Vadis, Inc. filed a petition for liquidation under Chapter 11 of the United States Bankruptcy Code.

Mr. Cardman joined Convex in July 1989 as Vice President, General Counsel and Secretary.

Mr. Craig joined Convex in November 1984. He has held a number of financial roles, serving as Corporate Controller from 1989 to 1993, when he assumed the position of Corporate Treasurer. He was named Vice President, Finance and Chief Financial Officer in October 1994.

Mr. Jones joined Convex in October 1982, as the Manager of Hardware Development, and in March 1988 was appointed Vice President, Advanced Development. In March 1993, Mr. Jones was named Vice President, Data Management Systems.

Mr. McQuay joined Convex in February 1984, as Material Operations Manager. In April 1993, Mr. McQuay was named Vice President, Manufacturing.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is listed on the New York Stock Exchange under the symbol "CNX." The table below presents the range of high and low prices for the Common Stock for the period indicated. On December 31, 1994, there were 1,757 holders of record of the Company's Common Stock. The Company has not paid dividends on its Common Stock since its incorporation and anticipates that, for the foreseeable future, it will continue to retain its earnings for use in its business.

                          1994 Quarters                1993 Quarters

               4th     3rd      2nd     1st      4th      3rd     2nd     1st
Price range
per share
High         $8 7/8  $8 1/2   $7 1/8  $7 5/8   $6 1/8   $5 7/8  $6 7/8  $8 5/8
Low          $5 1/2  $5 1/4   $4 3/8  $5 3/8   $5       $3 5/8  $4 1/4  $5 1/4



ITEM 6.  SELECTED FINANCIAL DATA

Five-Year Financial Summary
(In thousands, except per share data)


                                       Years Ended December 31,
                           1994       1993       1992       1991      1990
Operating data:

Revenue                  $144,180   $193,119   $231,819   $198,099   $209,327
Operating income (loss)   (58,771)   (60,861)     6,194     (8,977)    25,057
Income (loss) before
  extraordinary credit    (61,022)(2)(63,804)(1)  2,788     (6,891)    18,432
Net income (loss)         (61,022)(2)(63,804)(1)  2,788     (6,891)    18,432
Income (loss) per share
  before extraordinary
  credit                    (2.35)(2)  (2.53)(1)    .11       (.31)       .88
Net (loss) income
  per share                 (2.35)(2)  (2.53)(1)    .11       (.31)       .88
Shares used in computing
  earnings per share       25,982     25,222     24,577     22,122     20,899

Balance sheet data :

Working capital            64,436    104,204    151,421    143,682    151,208
Total assets              186,190    254,276    312,194    272,648    266,992
Total long-term debt       63,178     67,593     71,076     63,757     64,433
Shareholders' equity     $ 58,135   $112,385   $173,754   $145,925   $142,809

The accompanying notes to the consolidated financial statements and Management's Discussion and Analysis should be read in conjunction with this Five-Year Summary.

(1) Includes restructuring and other charges of $36 million.
(2) Includes restructuring and other charges of $18 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   OVERVIEW

During 1994, the Company introduced and shipped its first Exemplar scalable parallel processing (SPP) systems and its first fourth generation C Series scalar/vector system, the C4 supercomputer. Unit shipments and revenues for both products increased from quarter to quarter after their introduction. However, revenue from these new products has been insufficient to offset the decline in revenue from older products.

Revenue in the first quarter of 1994 was dramatically below the rates achieved in the last two quarters of 1993. Product revenue dropped from approximately $25 million per quarter in the second half of 1993 to $10 million in the first quarter of 1994. Product revenue improved throughout the year, rising to $28 million in the fourth quarter. Total revenue of $44 million in the fourth quarter of 1994 was $2 million below the fourth quarter of 1993 due to decreased integration revenues, but the Company is encouraged by the pattern of sequential increases in revenue and margins experienced during the year. Despite the improved fourth quarter results, however, the Company experienced a loss for the quarter.

The Company continued a restructuring program in the second quarter to reduce operating costs. Selling, general and administrative expenses, and research and development expenses are 12% and 5%, respectively, below those of 1993. At the end of 1994, the Company had 857 full-time employees, a 15% reduction from the previous year.

In the fourth quarter, the Company introduced Globally Shared Memory (GSM), a software feature unique to the Exemplar family, which would make the systems easier to use and configure than most competing systems. The Company believes that the availability of this feature will allow independent software vendors to accelerate their efforts to port and optimize their applications for the Exemplar family and will encourage customers to move to larger system configurations. Also in the fourth quarter, Hewlett-Packard Company announced its agreement to resell Exemplar products through its worldwide sales force.

Improved system capabilities and a new distribution channel for Exemplar products increase the potential for financial performance improvements in 1995. However, the Company expects the first quarter of 1995 to be weak, with revenue and profit levels at or below the levels achieved in the fourth quarter of 1994. During the fourth quarter of 1994, the Company recognized revenue that was deferred in previous quarters until certain product features became available. Recognition of previously deferred revenue is not expected to contribute significantly to the Company's first quarter results. The Company also expects customers in the high performance technical marketplace will continue to be faced with a wide array of technology choices, resulting in delayed buying decisions, lengthened sales cycles and intense price competition throughout 1995 and the foreseeable future.

The Company achieved improvements in working capital ratios by improving receivables and inventory ratios and tightly controlling capital expenditures for the year. This resulted in a cash and short term investment balance of $40 million at the end of 1994, approximately equal to the third quarter level.


                          RESULTS OF OPERATIONS

Revenue

For the year ended December 31, 1994, total revenue decreased 25% to $144 million after a 17% decrease to $193 million in 1993, as shown below.

         Revenue ($000,000)            1994      1993     1992

         Product and Other               76       120      178
         Service                         68        73       54

           Total                        144       193      232

         Percent Change - Annual
         Product and Other Revenue     -37%       -32%      12%
         Service Revenue                -7%        35%      37%

           Total Revenue               -25%       -17%      17%

         Unit Shipments
         C3400                          11         37       68
         C3800                           3         30       48
         C4600                          14          -        -
         Meta Series                    11         37        2
         Exemplar SPP                   62          -        -

The 37% decline in product revenue in 1994 is primarily due to decreased order rates for the C3 product line. Revenue from C3 products peaked in 1992 and has declined steeply through 1993 and 1994, as the Company experienced increased competition from workstations and workstation clusters in the compute-server markets and order delays from customers anticipating the Company's new products and features. As anticipated, sales of Meta Series products have declined sharply since the introduction of the Exemplar products, which replace the Meta Series products, and are not expected to recover.

Product revenue in the first quarter of 1994 was $10 million as compared to an average of $25 million per quarter in the second half of 1993. The first quarter results include revenue from the shipment of the first seven Exemplar SPP systems. The Company expanded capabilities and added features to the Exemplar family throughout 1994. In the second quarter, the Company introduced and shipped the first Exemplar 1000-CD (Compact Design) models. In the third and fourth quarters, respectively, the Company introduced two new scalability features: PVM (Parallel Virtual Machine, a message passing operating system feature) and GSM. The result has been an increase in both the number of systems shipped each quarter (from 7 in the first quarter to 27 in the fourth quarter), and the average number of processors shipped per system (from 8 in the first quarter, ranging up to 32 in the fourth quarter).

The C4 supercomputer was introduced in June 1994, and shipments increased to eight units in the fourth quarter. The C4 product essentially replaces the C3800 product by offering significantly better performance for its price. As a result, no C3800s were sold in the second half of 1994. The average price for a C4 system has been in excess of $1 million. Customer response to the C4 family has been encouraging, however, the Company had no order backlog for C4 systems at the end of 1994.

Service revenue decreased 7% in 1994 after a 35% increase in 1993 and a 37% increase in 1992. Service revenue includes revenue from maintenance contracts and systems integration. It now accounts for 47% of the Company's total revenue. Systems integration revenue includes the integration components for both the Data Management business and the Meta Series product line. The growth in service revenue during 1993 and 1992 was attributable to the increase in the systems integration business, with revenue from systems integration of $8 million in 1992 and $23 million in 1993. In 1994 the systems integration business declined to $20 million with the second half of the year running at a $14 million annual rate. Part of this decline is attributable to the replacement of the Meta Series product line with the Exemplar product line. In addition, during 1994 a major data management vendor chose to sell equipment directly, rather than through the Company. The Company believes this will result in a decline in systems integration revenue available for recognition without a corresponding increase in the number of data management systems sold. The Company also believes that systems integration revenue will fluctuate from quarter to quarter and will depend to a large degree on the success of the Data Management business.

The Company's markets continue to be intensely competitive. The Company's major competitors are shipping products based on processors introduced more recently than those on which the Company's products are based. As a result, the Company's products face intense competition on a price for performance basis. To respond to this competition, Convex introduced the C4 family, which contains an updated processor and other components, and plans to introduce a second generation Exemplar SPP based on an updated PA-RISC microprocessor during 1995. However, the Company expects to see continued pressure on its products. Accordingly, the Company's future success depends to a substantial extent upon the timely introduction of competitive PA-RISC microprocessors by the Hewlett-Packard Company.

The Company believes that some customers, particularly government agencies and research laboratories, have reduced their capital spending levels in response to, or anticipation of, funding cutbacks. In addition, some customers have delayed, and may continue to delay, purchases in anticipation of enhanced functionality and improved price for performance that may become available from newer products.

The Company manufactures and ships its products as soon as practicable after receiving a purchase order, and generally does not maintain a significant backlog. At the end of 1994, a few Exemplar systems had been delivered without certain required system features for which some revenue has been deferred. The Company expects these features to become available in the first quarter of 1995, at which time deferred revenue will be recognized. The Company's future financial performance will depend on its ability to generate new orders for shipment in the same quarter in which the orders are received.

Finally, because a significant portion of the Company's shipments occur in the last month of a quarter, minor timing differences in the receipt of customer purchase orders and in the Company's shipments can have a significant impact on quarterly financial results. Due to the high average selling price and low unit volume of the Company's sales, failure to complete a small number of sales transactions before the end of a quarter can have a significant negative impact on financial results.

Gross Margin

Product margin fell to 36% in 1994, down from 45% in 1993, and 50% in 1992. The Company believes a number of factors accounted for the year-over-year margin decline. Primarily, the recent introduction of the SPP product line, new operating system capabilities and the availability of only early releases of third-party codes have resulted in a high percentage of the systems being sold to research organizations where pricing is very competitive. The combination of new product start-up costs for the Exemplar and C4 products and the absorption of fixed manufacturing costs over significantly lower unit volumes during the first three quarters also added to the margin decline.

In the fourth quarter, with product revenue at $28 million, product margins rose to 42%. The Company believes that its revenue rates and product margins have recovered to the levels experienced in both the second half of and for the year 1993, but there can be no assurance that this is the case.

           Gross Margins % Revenue         1994       1993       1992

           Product Margin                   36%        45%        50%
           Service Margin                   36%        32%        37%
             Total Margin                   36%        40%        47%

Gross margin on service rose to 36% in 1994, an improvement from 32% in 1993, and near the 37% achieved in 1992. Margins improved on both contract maintenance and systems integration revenue. The Company's systems integration business typically has lower margins than its maintenance business; and it has fallen to approximately 29% of service revenues after reaching approximately 32% in 1993 and 14% in 1992.

Expenses

Expenses for the Company are summarized in the table below.

     Expenses ($000,000)                  1994         1993        1992

     Research and Development               32           33          33
     Selling, General and Administrative    60           69          69
     Restructuring and Other                18           36           -

     Expenses - % Revenue                 1994         1993        1992

     Research and Development              22%          17%         14%
     Selling, General and Administrative   42%          36%         30%
     Restructuring and Other               13%          19%          -

Research and Development

Research and development expenditures of $32 million in 1994 were down slightly from 1993, although the decline in revenue increased these expenditures as a percentage of revenue for the year. Fourth quarter research and development expenditures were 18% of corresponding revenue. The Company remains committed to aggressive efforts to bring additional product capabilities to market in 1995, and therefore expects to maintain research and development expenditures at approximately 1994 levels. However, some increase in the amount of these expenditures may be necessary because the product capabilities being developed are critical to the Company's competitiveness and future financial results.

In 1994, the Company introduced both the fourth generation of C Series supercomputers and the first generation Exemplar SPP computer family. The Exemplar SPP is based on Hewlett-Packard Company's PA-RISC technology. The Exemplar SPP includes both a completely new hardware platform and a completely new family of software products. The software products include a new operating system that incorporates components from several sources. The integration and performance tuning of these components is critical to the overall success of the product. Market acceptance of this product is also highly dependent on third-party software vendors porting their applications to the product. While the Company is working with a number of vendors to accomplish this result, there can be no assurance that the third-party vendors will undertake the necessary efforts, or that the porting efforts will yield competitive software applications on the Company's new product.

The Company plans to introduce additional scalability and flexibility features for the Exemplar SPP in 1995, and to introduce new models incorporating new PA-RISC processors. While the Company expects to introduce these new models soon after the introduction of the new processors by the Hewlett-Packard Company, there can be no assurance that this processor will be available on a timely basis or in production quantities or that the processor will perform at the expected level. In addition, there are still technical and manufacturing uncertainties involved in bringing these new models and features to market. There can be no assurance that the Company will be able to introduce these models or features or that these models or features, once introduced, will gain market acceptance.

Both the C4 and the Exemplar SPP use leading edge semiconductor devices. The Company currently has only one source for certain key components. The Company's ability to manufacture these products in production quantities will require that the Company receive sufficient quantities of those semiconductor devices from its vendors. There can be no assurance that the Company will receive sufficient quantities of these devices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for 1994 were $9 million below the 1993 level, although the decline in revenue increased these expenditures as a percentage of revenue for the year. Fourth quarter selling, general and administrative expenditures were 33% of corresponding revenue. The Company implemented restructuring actions in 1993, and again in 1994, to reduce these expenses. The Company believes the current selling resources will be necessary to support the product sales planned for 1995, but the Company continues to focus on tight expense management.

Restructuring and Other Charges

The Company implemented restructuring actions in 1993, and again in 1994, primarily in response to the substantial decline in order rates and revenue in the C3 product line. The C3 product line, launched in 1991, was the third generation of scalar/vector systems introduced by the Company. The C3 was expected to have a market life of three to five years, but by the first half of 1993, 24 months after introduction, order rates were in a significant decline. This continued through early 1994. The Company believes the dramatic and unusual decline in C3 product orders was significantly impacted by the rapid emergence of RISC-based workstation products. In addition, demand for C3 products was adversely impacted by the significant reductions in expenditures made by the U.S. government and related commercial companies in light of deep cutbacks in defense-related spending.

The restructuring actions were designed to reduce operating costs, to increase the efficiency of the Company s operations, and to align operating expenses with anticipated future business levels. Specifically, the restructuring actions implemented in July 1993, were designed to lower the Company s break-even point by reducing annualized operating costs by approximately $22 million. The second quarter 1994 restructuring actions were designed to further reduce annualized operating costs by approximately $12 million. The expense reductions included payroll, benefits and other compensation-related costs of approximately $16 million, $5 million of other personnel-related costs, $7 million of depreciation and amortization, $2 million of facilities and related costs and $4 million of other miscellaneous expense.

The following table summarizes, by category, the restructuring and other charges and the subsequent changes in the related accrual balances.

                                     Asset                     Asset
                         1993        Write- 12/31/93 1994      Write- 12/31/94
                        Charge  Pmts  offs    Bal.  Charge Pmts offs    Bal.

Severance and Related
  Employee Costs        $ 7.5  $-4.7 $  -   $ 2.8   $ 2.1 $-3.2  $ -   $ 1.7
Fixed Asset
  Write-downs/Write-offs  7.0         -7.0            2.9       -2.9
Demo Equipment
  Write-downs             0.7         -0.7            1.6       -1.6
Sales Office Closures     1.1                 1.1          -0.6          0.5

Restructuring Charges    16.3   -4.7  -7.7    3.9     6.6  -3.8  4.5     2.2

C3 Inventory
  Write-downs/Write-offs 11.5        -11.5           11.7      -11.3     0.4
Unfavorable Purchase
  Commitment              2.9                 2.9          -2.9
Long-term Investment
  Write-downs             1.9         -1.9
Class Action Litigation
  Settlement              2.5                 2.5          -2.2          0.3
Other                     0.9   -0.4          0.5           -.2          0.3

Other Charges            19.7   -0.4 -13.4    5.9    11.7  -5.3-11.3     1.0

RESTRUCTURING AND
OTHER CHARGES           $36.0   -5.1 -21.1    9.8    18.3  -9.1-15.8     3.2

The Company provided $36 million of restructuring and other charges in 1993, with $31.5 million of the total provided in the second quarter of 1993 and $4.5 million in the fourth quarter of 1993. The $36 million charge was comprised of $7.5 million for severance expenses associated with terminating approximately 185 employees in North America, Europe and the Asia Pacific regions. Payments for salary and severance, benefits, and outplacement services aggregating $4.7 million were made by the Company in 1993. This resulted in a $2.8 million accrual for further severance and related payments at December 31, 1993. The accrual primarily involved termination actions in various foreign locations not completed until 1994 due, in part, to statutory restrictions on the termination of employees. The restructuring actions also resulted in the write-down of certain of the Company s assets which were either obsolete or lacked future utility to the Company. The fixed asset write-downs included charges related to the retirement of fixed assets, principally assets used in the assembly and test of both hardware and software products for the C3 product line, and charges to accelerate the end of the depreciable lives of certain C3 production assets to mid-1994. In addition, the Company wrote-down the carrying value of its C3 sales demonstration and marketing equipment. The restructuring charge also included the estimated costs of closing certain of the Company s sales offices around the world in locations where the Company determined that offices were not economically justifiable in light of declines in sales. These closing costs related primarily to the early termination of leases and the disposal of related office equipment.

The 1993 charge also included $11.5 million for the write-down of C3 inventory in excess of manufacturing requirements as a result of the dramatically reduced demand for the product line. The inventory write-down included provisions for virtually all components used in the manufacture of the C3 product line and sole source items that were held as safety stock to ensure an orderly production flow. Other items also included a $2.9 million charge to accrue for the Company s obligations to a third-party vendor related to manufacturing equipment deemed to have no future utility to the Company. Long-term investments aggregating $1.9 million were written-off based upon the Company s determination that such assets were permanently impaired, and additionally, the Company recorded other charges to accrue expenses for the settlement of the 1991 class action lawsuit. The class action settlement was paid in the third quarter of 1994.

The $18 million charge for restructuring and other expenses taken in the second quarter of 1994 reflected the write-down of certain of the Company s assets, primarily inventories and fixed assets. The inventory write-downs of $11.7 million were the result of the continued decline in demand for C3 products below levels estimated in 1993 and the resulting reductions in sales prices for C3 products. The fixed asset and demonstration equipment write-offs of $4.5 million were the result of the phase out of C3 production during the second quarter as well as a significant reduction in the development resources devoted to the C3 product. The charge also included $2.1 million for additional severance related to the termination of approximately 65 employees in North America and Europe. Severance payments of approximately $0.9 million were made in the fourth quarter of 1994 resulting in $3.2 million in severance payments for the year and recorded severance accruals at December 31, 1994 of approximately $1.7 million. The Company ended 1994 with 857 employees, 149 fewer than the 1006 at the end of 1993.

The 1993 restructuring charges required cash expenditures of $17 million. The 1994 restructuring charge required cash expenditures of approximately $3 million. Of the $20 million total amount, approximately $17 million has been spent as of the end of 1994. The Company expects the remaining balance of $3 million to be substantially expended in early 1995.

Other Income and Expense

Other income and expense for 1994 was unchanged from the previous year at $2 million. This item consists of interest earned less interest expenses incurred and certain costs associated with implementing the Company's foreign currency hedging program.

Income Taxes

The operating loss for the Company in 1994 resulted in no U.S. tax benefit in the current year. Tax expenses were incurred in various foreign subsidiaries, with a net result of a $0.6 million tax expense for the year. At December 31, 1994 the Company had operating loss carryforwards in the U.S. and various foreign subsidiaries which are available to offset future taxable income. The realization of the tax benefits related to the operating loss carryforwards is dependent on the future profitability of the Company and its foreign subsidiaries.

During 1992, the Company adopted Statement No. 109, "Accounting for Income Taxes," which requires a change from the deferred method of accounting for income taxes to the liability method. The effect of the adoption on the Company's financial position was not material.

Liquidity and Capital Resources

Convex experienced a $40 million decline in working capital in 1994 following a $47 million decline in working capital in 1993. The primary reason for the decrease in both years is the net loss of $61 million in 1994 and $64 million in 1993.

Capital expenditures for 1994 were approximately $14 million, $3 million higher than 1993, but down from $18 million in 1992. The Company believes capital requirements in 1995 will be equal to or less than the capital expenditures in 1994.

The Company's cash, cash equivalents and short-term investment balances totaled approximately $40 million at the end of 1994. The Company has focused on cash conservation throughout 1994. Receivables days outstanding have decreased from 118 to 91 days. Inventory turns on revenue have increased from
6.3 to 7.5 after dropping to 3.6 at the end of the first quarter of 1994 due to low revenue and new product inventory buildups. The Company used approximately $10 million in cash in each of the first three quarters of 1994, but used no cash in the fourth quarter on an $8 million increase in revenue.

With the improvements in working capital ratios, the Company believes its current capital resources will be sufficient to meet its cash requirements for at least the next twelve months. However, with financial performance in the first half of 1995 expected to be below break-even, and with potential growth in revenues in the second half of 1995, the Company expects cash balances to decrease.

The Company will continue to pursue improvements in working capital ratios in 1995 as a high priority. At present, the Company does not have an established borrowing facility. While the Company has discussed establishing such a borrowing facility with several financial institutions, no agreement or commitment presently exists. The Company may experience liquidity problems if it is unable to significantly reduce or eliminate the losses from operations in the near term, if its activities to improve asset productivity prove unsuccessful or if it is unable to establish a borrowing facility. In addition, the Company may require additional working capital if the Company experiences significant revenue growth over current levels. There can be no assurance that the Company will be able to obtain sufficient additional funding or, if available, that such funding would be on terms acceptable to the Company. The Company is working to secure lines of credit or other funding sources to fund possible additional working capital requirements that would result from higher than anticipated revenues.



ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets
(In thousands, except share data)
                                                         December 31,
                                                  1994                  1993
Assets
Current assets:
      Cash and cash equivalents                   $34,422            $43,094
      Short-term investments                        5,194             13,820
      Receivables, net of allowances
        of $6,693 and $7,517 in 1994
        and 1993, respectively                     44,922             60,145
      Current portion of long-term receivables     13,122             13,622
      Inventory                                    23,655             29,150
      Income taxes receivable                       1,160              7,913
      Prepaid expenses and other current assets     6,838             10,758

            Total current assets                  129,313            178,502

Fixed assets, net                                  29,433             38,910
Long-term receivables                              16,594             20,566
Long-term investments                               6,373             13,389
Other assets, net of accumulated amortization
       of $5,175 and $4,694 in 1994
       and 1993, respectively                      4,477               2,909

             Total assets                       $186,190            $254,276

Liabilities and Shareholders' Equity
Current liabilities:
      Accounts payable                           $10,547             $13,529
      Accrued payroll and related taxes            4,327               5,358
      Income taxes payable                           693               1,983
      Current portion of notes payable             9,884              11,347
      Deferred revenue                            14,207              14,387
      Other current liabilities                   25,219              27,694

            Total current liabilities             64,877              74,298

Long-term liabilities:
       Notes payable                               9,678              14,093
       6% convertible subordinated debentures     53,500              53,500

            Total long-term liabilities           63,178              67,593

Contingencies and commitments                         --                  --
Shareholders' equity:
    Preferred stock ($.01 par value); 5,000,000       --                  --
        shares authorized; none outstanding
    Common stock ($.01 par value); 40,000,000
        shares authorized; 26,533,485 shares
        and 25,522,883 shares outstanding in
        1994 and 1993, respectively                  265                 255
     Additional capital                          153,574             148,973
     Accumulated earnings (deficit)              (94,305)            (33,283)
     Cumulative translation adjustment            (1,399)             (3,560)

            Total shareholders' equity            58,135             112,385

               Total liabilities and
                shareholders' equity            $186,190            $254,276

The accompanying notes are an integral part of these consolidated financial statements.





Consolidated Statements of Operations
(In thousands, except per share data)
                                                    Years Ended December 31,
                                                  1994        1993       1992
Revenue:
      Product and other revenue               $ 75,734    $120,297   $177,860
      Service revenue                           68,446      72,822     53,959

          Total revenue                        144,180     193,119    231,819

Costs and expenses:
      Cost of product and other revenue         48,754      65,931     89,569
      Cost of service revenue                   43,793      49,819     33,981
      Research and development                  31,626      33,237     33,197
      Selling, general and administrative       60,433      68,993     68,878
      Restructuring and other charges           18,345      36,000         --

         Total costs and expenses              202,951     253,980    225,625

Operating (loss) income                        (58,771)    (60,861)     6,194
Other expense, net                              (1,693)     (2,127)    (2,092)

(Loss) income before provision
     for income taxes                          (60,464)    (62,988)     4,102
Provision for income taxes                         558         816      1,314

Net (loss) income                            $ (61,022)   $(63,804)   $ 2,788

Earnings per common and
       common equivalent share               $   (2.35)   $ (2.53)    $  .11

Weighted average number of common and
       common equivalent shares outstanding     25,982     25,222     24,577


The accompanying notes are an integral part of these consolidated financial statements.





Consolidated Statements of Shareholders' Equity
(In thousands)

                                                 Accumulated Cumulative
                              Common  Additional  Earnings   Translation
                              Stock   Capital     (Deficit)  Adjustment  Total

Balance at December 31, 1991  $ 225   $119,601    $ 27,733  $ (1,634) $145,925

   Net income                    --         --       2,788        --     2,788
   Common stock issued in
     private placement           12     18,044          --        --    18,056
   Common stock issued under
     stock option and purchase
     plans, net of repurchases   10      6,841          --        --     6,851
     Tax benefits realized from
          stock transactions     --      1,247          --        --     1,247
   Foreign currency translation  --         --          --    (1,113)  (1,113)

Balance at December 31, 1992    247    145,733      30,521    (2,747)  173,754
    Net loss                     --         --     (63,804)       --  (63,804)
    Common stock issued under
        stock option and purchase
        plans, net of repurchases 8      3,179         --          --    3,187
    Tax benefits realized from
          stock transactions     --         61         --          --       61
    Foreign currency translation --         --         --        (813)   (813)

Balance at December 31, 1993    255    148,973     (33,283)    (3,560) 112,385
    Net loss                     --         --     (61,022)        -- (61,022)
    Common stock issued under
      stock option and purchase
      plans, net of repurchases  10      4,601          --         --    4,611
    Foreign currency translation --         --          --      2,161    2,161

Balance at December 31, 1994  $ 265   $153,574    $(94,305)   $(1,399) $58,135

The accompanying notes are an integral part of these consolidated financial statements.



Consolidated Statements of Cash Flows
(In thousands)
                                                    Years Ended December 31,
                                               1994         1993         1992
Operating activities:
  Net (loss) income                        $(61,022)    $(63,804)    $  2,788
  Adjustments to reconcile net (loss)
      income to net cash (used for)
      provided by operating activities:
      Depreciation and amortization          20,833       21,192       15,326
      Deferred income taxes                      --        2,455         (372)
      Foreign currency losses                   292          101          371
      Changes in assets and liabilities:
        Decrease (increase) in receivables   16,734        8,773       (6,596)
        Decrease in inventory                 7,973        9,076          791
        Decrease (increase) in prepaid
          expenses and other current assets  11,661       (3,574)      (2,325)
        Decrease (increase) in
          long-term receivables               4,546        8,150      (13,104)
       (Increase) decrease
          in accounts payable                (3,122)      (4,272)       5,554
       (Decrease) increase in income
          taxes payable                      (1,290)       1,499          379
        (Decrease) increase in other
          current liabilities                (2,037)       7,641       (1,952)
        (Decrease) increase in
          deferred revenue                   (1,367)       1,501          (28)

        Total adjustments                    54,223       52,542       (1,956)
Net cash (used for) provided by
         operating activities                (6,799)     (11,262)         832
Investing activities:
      (Additions) to fixed assets, net      (13,531)     (10,591)     (17,731)
      Decrease (increase) in
        short-term investments                8,626       11,755      (16,941)
      Decrease (increase) in
        long-term investments                 7,016        2,304      (15,693)
      Increase in other assets               (3,472)      (1,668)        (754)
      Foreign currency hedging activity      (1,060)         514        1,299
Net cash (used for) provided by
       investing activities                  (2,421)       2,314      (49,820)
Financing activities:
      Proceeds from private placement
       of common stock, net                     --            --       18,056
      Issuance of common stock under stock
       option and purchase plans, net        4,611         3,187        6,851
      Proceeds from long-term debt           5,789         9,909       21,980
      Principal payments on long-term debt (11,666)      (13,368)     (11,050)
      Tax benefits realized from
        stock transactions                      --            61        1,247
Net cash (used for) provided by
        financing activities                (1,266)         (211)      37,084

Effect of exchange rate fluctuations on
      cash and cash equivalents              1,814          (346)        (651)

(Decrease) in cash and cash equivalents     (8,672)       (9,505)     (12,555)
Cash and cash equivalents,
      beginning of year                     43,094        52,599       65,154

Cash and cash equivalents, end of year $ 34,422 $ 43,094 $52,599 Supplemental disclosures of cash flow information:
Cash paid (received) during the year for:
      Interest                             $ 4,935       $ 6,299      $ 8,045
      Income taxes, net of refunds         $(4,953)      $  (939)     $   808

The accompanying notes are an integral part of these consolidated financial statements.






Notes to Consolidated Financial Statements

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

Risk Concentration

Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash, investments and accounts receivable. The Company attempts to minimize the concentration of credit risk for cash and investments by limiting the amount of credit exposure to any one commercial issuer. Concentrations of credit risk with respect to receivables are limited due to the large number of customers in the Company's customer base, and their dispersion across different industries and geographic areas. The Company maintains an allowance for losses based upon the expected collections of its accounts receivable.

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

Long-term Investments

Investments in securities for which the holding period is greater than one year are considered long-term investments. The majority of the long-term portfolio at the end of 1994 consists of an indirect minority ownership the Company has in its headquarters building in Richardson, Texas. In 1992 and 1993, the majority of the long-term portfolio consisted of mortgage-backed securities either issued or guaranteed by the United States government or by its agencies.

Interest income for the years ended December 31, 1994, 1993, and 1992 was $3,321,000, $4,464,000, and $5,899,000, respectively.

Fixed Assets

Fixed assets are stated at cost. Depreciation and amortization are computed primarily on a straight-line basis over asset lives of three years for office and research equipment, certain computer equipment and purchased software used in research and development activities, and five years for furniture and fixtures, manufacturing equipment, certain computer equipment and up to seven years for certain purchased software. Fixed assets include the following (in thousands):

                                              1994                   1993

Equipment                                 $  98,726               $ 98,668
Furniture and fixtures                       15,369                 14,997
Purchased software                           10,062                  9,566

                                            124,157                123,231
Less accumulated depreciation               (94,724)               (84,321)

                                           $ 29,433               $ 38,910

Inventory

Inventory is recorded at the lower of cost (on a first-in, first-out basis) or market. Inventory consists of the following (in thousands):

                                             1994                    1993

Raw material                              $ 10,119                $  9,489
Work-in-process                              2,957                   5,044
Finished goods                              10,579                  14,617

                                          $ 23,655                $ 29,150

Equipment Leased to Customers

The Company leases equipment to customers under agreements which are classified as sales-type leases in accordance with Statement of Financial Accounting Standards ("SFAS") No. 13. Accordingly, the fair market value of the leased equipment in these agreements has been recorded as revenue. The present value of the lease payments to be received under these agreements has been recorded as current and long-term receivables. Receivables from these leases at December 31, 1994 and 1993 were as follows (in thousands):

                                            1994                   1993

Future minimum lease payments             $31,429               $ 36,921
Unearned interest income                   (1,713)                (2,733)

                                           29,716                 34,188
Less current portion                      (13,122)               (13,622)

Long-term receivables                    $ 16,594               $ 20,566

As of December 31, 1994, future minimum lease payments from lease receivables are as follows (in thousands): $13,789 in 1995, $8,497 in 1996, $4,861 in
1997, $2,079 in 1998, $1,698 in 1999, and $505 thereafter.

The Company has a vendor leasing program whereby the majority of trade lease receivables are used to obtain non-recourse borrowings from several financial institutions or sold on a non-recourse basis to certain third-party leasing companies. See Note 2 for further information.

Capitalization of Internally Developed Software

The Company engages in the development of software products and certain costs associated with the development of these software products are capitalized in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." These costs are capitalized as incurred and are amortized over a two year period. Unamortized software development costs included in other assets at December 31, 1994 and 1993 were $2,990,000 and $1,809,000, respectively. Amortization expense for 1994 and 1993 was $1,633,000 and $1,431,000, respectively.

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

Foreign Exchange Contracts

The Company enters into foreign exchange contracts to hedge the impact of foreign currency fluctuations on certain assets and liabilities denominated in non-functional currencies. Gains and losses on these contracts are offset against the foreign exchange gains or losses on the underlying assets and liabilities. At December 31, 1994, the Company had contracts with major banks maturing on February 2, 1995 in the notional amount of $14,160,000 for which the contract purchase rates approximate year-end spot rates.

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

The number of shares used in the computation of earnings per share for the years ended December 31, 1994, 1993 and 1992 is determined as follows (in thousands):

                                           1994          1993           1992
Weighted average common shares
  outstanding during the year            25,982        25,222         24,138
Dilutive common share equivalents
  related  to outstanding stock options      --            --            439
Weighted average shares used in
  computation                            25,982        25,222         24,577


Note 2.  Long-term Debt

Vendor Leasing Program

The Company has a vendor leasing program whereby the Company sells equipment to customers under sales-type leases. The majority of trade lease receivables are used to obtain borrowings from several financial institutions or sold on a non-recourse basis to certain third-party leasing companies. The borrowings are collateralized by the leased equipment, whereby the Company gives the financial institution a first security interest. Collection of the lease receivables is performed by the noteholders. The outstanding borrowings at December 31, 1994 were approximately $19,561,502 at an interest rate of approximately 8.0% which approximates current market rates. Outstanding borrowings at December 31, 1993 were approximately $25,440,000 at an interest rate of approximately 7.0%.

Convertible Debentures

The Company has outstanding $53,500,000 of 6% Convertible Subordinated Debentures, due March 1, 2012. The debentures are convertible into common stock of the Company prior to maturity, unless previously redeemed, at a conversion price of $21.75 per share, subject to adjustment under certain conditions. The debentures are redeemable at par value. The debentures have mandatory sinking fund requirements which provide for the annual redemption of $2,675,000 plus accrued interest beginning March 1, 1998 and ending March 1, 2011. The bonds on December 30, 1994 had an approximate fair value of $33,170,000. The fair value for the Company's long-term debt is determined based on the quoted market price for the debentures.

Long-Term Debt

Aggregate maturities of long-term debt are as follows: $9,884,000 in 1995, $6,745,000 in 1996, $2,694,000 in 1997, $2,914,000 in 1998, and $2,675,000 in
1999.

Interest expense for the years ended December 31, 1994, 1993 and 1992 was $4,935,000, $6,298,000, and $7,933,000, respectively.

Note 3.  Lease Obligations

The Company leases its headquarters building under a noncancelable operating lease which expires in 2004. The lease agreement contains two ten-year renewal options. Leases of sales offices are also classified as operating leases and expire in various years through 2000.

        Future minimum lease payments under noncancelable operating leases are as follows (in thousands):

                       1995                                     $  6,038
                       1996                                        5,413
                       1997                                        4,070
                       1998                                        3,458
                       1999                                        3,270
                       Later years                                17,329

                      Total                                      $39,578

Total rental expense was $7,348,000 in 1994, $7,107,000 in 1993 and $7,314,000
in 1992.

Note 4.  Income Taxes

Effective January 1, 1992, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by SFAS No. 109, "Accounting for Income Taxes." The effects of adopting Statement 109 were not material.

The provision (benefit) for income taxes for the years ended December 31, 1994, 1993 and 1992 consists of the following (in thousands):

                                 1994            1993            1992
Current
   State                      $     2        $    (61)        $   152
   Federal                         --          (3,180)          1,579
   Foreign                        556           1,602             (45)
                                  558          (1,639)          1,686
Deferred
   Federal                         --           2,379            (216)
   Foreign                         --              76            (156)
                                   --           2,455            (372)

Total                         $   558         $   816          $ 1,314

The foreign provision for income taxes is based upon net foreign pretax losses of $4,417,000, $1,079,000 and $3,453,000 in 1994, 1993, and 1992,
respectively.

The significant components of deferred tax assets and liabilities included on the balance sheet at December 31, 1994, 1993 and 1992 are as follows (in thousands):

                                                 1994       1993      1992
Revenue recognition differences               $(6,165)   $(9,492) $(12,285)
Other                                          (1,586)    (1,567)   (1,167)

    Gross deferred tax liabilities             (7,751)   (11,059)  (13,452)

Fixed assets                                    5,384      5,613     3,449
Inventory valuation                               637      6,108     3,515
Other accrued expenses                          7,510      6,274     2,551
Tax credits                                     7,540      7,540     5,395
Foreign loss carryforwards                      5,170      3,552     4,866
Domestic loss carryforwards                    22,681         --        --

    Gross deferred tax assets                  48,922     29,087    19,776

Asset valuation allowance                     (42,797)   (19,654)   (5,495)

Net deferred tax asset (liability)            $(1,626)   $(1,626) $    829

A reconciliation of the recorded provision to income taxes provided at the statutory rate for the years ended December 31, 1994, 1993, and 1992 is as follows (in thousands):

                                           1994        1993         1992
Expected tax (benefit) provision       $(20,558)   $(21,416)    $  1,395
State income taxes, net of
     federal benefit                          1         (40)         100
Impact of foreign taxes                    (313)      1,317          301
Foreign sales corporation                    --          --         (506)
Research and development
     tax credit                              --          --         (740)

Foreign losses without tax benefit        2,162       1,117        1,348
Domestic losses without tax
     benefit                             20,200      19,117           --
Utilization of foreign losses              (150)       (398)        (884)

Other                                      (784)      1,119          300

Provision for income taxes               $  558     $   816     $  1,314

At December 31, 1994, the Company has a domestic tax loss carryforward of approximately $66.7 million that expires in years 2007 through 2009 and foreign tax loss carryforwards of approximately $14.5 million that expire in years 1996 through 2002. The Company has $5.5 million of research and development credits which expire in various amounts from the year 1999 to the year 2009 and $1.5 million of alternative minimum tax credits which have no expiration date. For financial reporting purposes, a valuation allowance of $42.8 million (which includes a $23.1 million increase in 1994) has been recognized to fully offset the deferred tax assets related to the foreign losses, tax credit carryforwards, and domestic losses without benefit.

Note 5. Shareholders' Equity

Stock Option Plan

The Company has a stock option plan which provides for the issuance to employees of stock options with a term of up to ten years. Stock options generally vest to the employees over periods of one to four years. Options granted pursuant to the plan are generally exercisable by the optionee ahead of vesting. Unvested shares purchased on exercise of an option are subject to a repurchase right of the Company, and may not be sold by an optionee, until the shares vest. At December 31, 1994, a total of 12,590,158 shares of common stock had been reserved for issuance under this plan and former plans and options for 1,389,324 shares were available for grant. At December 31, 1993, a total of 11,390,158 shares of common stock had been reserved for issuance under the plans and 258,898 options were available for grant.

The following table summarizes stock option activity for the years ended December 31, 1992, 1993 and 1994:
                                              Number        Option
Options                                      of Shares       Price

    Outstanding at December 31, 1991         3,263,497   $6.50  -  17.625

Granted                                      1,253,875    6.125 -  14.500
Exercised                                     (493,167)   6.125 -  13.000
Forfeited                                     (274,307)   6.125 -  17.625

    Outstanding at December 31, 1992         3,749,898    6.125 -  14.375

Granted                                      2,520,575    4.00  -   7.000
Exercised                                      (31,899)   4.00  -   6.125
Forfeited                                     (412,043)   4.00  -  13.875

    Outstanding at December 31, 1993         5,826,531    4.00  -  11.250

Granted                                        631,904    5.25  -   7.625
Exercised                                   (1,010,900)   4.00  -   7.000
Forfeited                                     (609,253)   4.00  -  10.625

    Outstanding at December 31, 1994         4,838,282    4.00  -  11.250

Of the total options outstanding at December 31, 1994 and December 31, 1993, 2,678,176 and 2,451,994, respectively, were fully vested.

On July 30, 1993, the Board of Directors offered to reprice all then outstanding options that had exercise prices above the fair market value on that date. The new option price reflected the fair market value on July 30, 1993. The total number of amended options was 4,135,482.

Employee Stock Purchase Plan

The Company had an employee stock purchase plan available to all full-time employees, excluding those who own 5% or more of the Company's common stock. Through a payroll deduction program, employees were given the opportunity semiannually to purchase the Company's common stock at a 15% discount from the fair market value on the purchase date or enrollment date, whichever is lower. Each employee could elect to make these purchases up to a maximum of 10% of each individual's regular earnings and commissions. As of December 31, 1993, 2,774,036 shares had been issued under this plan at an average price of $6.65 per share. A total of 2,970,000 shares had been reserved for issuance under this plan. During 1993, the Board of Directors elected to suspend the employee stock purchase plan on an indefinite basis.

Note 6. Related Party Transactions

In 1992, the Hewlett-Packard Company and the Company entered into an agreement pursuant to which Hewlett-Packard purchased 1,213,855 shares of common stock from the Company at $14.875 per share generating $18,056,093 in proceeds which have been used for general corporate purposes. Additionally, in 1992, the Company began purchasing components from Hewlett-Packard for use in computer systems the Company sells. For the years ended December 31, 1994, 1993, and 1992, these purchases amounted to $10,282,000, 8,272,000 and 1,290,000, respectively.

The Company guaranteed a $5,000,000 lease line (which terminated on December 31, 1994) for Vitesse Semiconductor Corporation ("Vitesse") in exchange for warrants. These warrants were exercised in 1991 and the Company purchased 88,888 shares of Vitesse common stock. This common stock is carried at cost of $400,000 which approximates fair value at December 31, 1994. The Company also purchases components from Vitesse. Amounts paid to Vitesse for the years ended December 31, 1994, 1993, and 1992 were $3,010,000, $4,531,000 and
$14,943,000, respectively.

Additionally, certain directors of the Company were also directors of other corporations with which the Company does business. Amounts paid to these companies for the years ended December 31, 1994, 1993, and 1992 were $719,000, $833,000 and $217,000, respectively.

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

Segment information including revenue, operating income (loss) and identifiable assets is as follows (in thousands):


                                          1994       1993        1992
Sales to unaffiliated customers:
  United States                        $64,661   $ 94,955    $123,123
  Europe                                54,719     75,057      89,811
  Other international                   24,797     23,106      18,885
Sales between geographic areas:
  United States                         40,488     55,813      70,155
  Europe                                   933        966         883
  Other international                       --         --          --
Eliminations                           (41,418)   (56,778)    (71,038)

Total revenue                         $144,180   $193,119    $231,819

Operating (loss) income:
  United States                       $(56,543)  $(59,031)    $ 9,024
  Europe                                (6,133)    (4,239)     (2,781)
  Other international                      396       (997)        406
Eliminations                             3,509      3,406        (455)

Total operating (loss) income         $(58,771)  $(60,861)     $6,194

Identifiable assets:
  United States                       $190,695   $257,196    $309,305
  Europe                                50,684     58,918      75,893
  Other international                   23,530     23,451      21,456
  Eliminations                         (78,719)   (85,289)     94,460)

Total identifiable assets             $186,190   $254,276    $312,194

Export sales--United States           $  2,112   $  8,079    $ 18,311

Agencies of the U.S. government collectively accounted for approximately 11%, 16% and 13% of the Company's total revenue in 1994, 1993 and 1992, respectively. However, no single customer has accounted for more than 10% of total revenues in any of these years.

Note 8.  Legal Proceedings

In 1994 the Company settled the consolidated class action lawsuit filed against the Company in August 1991. The court's approval of that settlement has become final and the period to appeal the judgment has expired. The Company included a charge for the $2.5 million estimated cost of settlement in the 1993 results. In the third quarter, the Company paid $2.2 million to fund its share of claims made under this agreement through the end of the claims period. No additional payments are required in connection with the settlement.

Note 9.  Restructuring and Other Charges

A summary of the Company's restructuring and other charges is as follows (in millions):

                                     1994 Quarters          1993 Quarters
Item                              4th   3rd   2nd   1st  4th  3rd  2nd  1st

Severance and related
     employee costs             $      $     $2.1  $    $    $   $ 7.5  $
Fixed asset
     write-downs/write-offs                   2.9                  7.0
Demo equipment write-downs                    1.6                  0.7
Sales office closures                                              1.1

Restructuring charges             0.0   0.0   6.6  0.0   0.0  0.0 16.3  0.0

C3 inventory
      write-downs/write-offs                 11.7        1.5      10.0
Unfavorable purchase commitment                          0.5       2.4
Long-term investment write-downs                                   1.9
Class action litigation settlement                       2.5
Other                                                              0.9

Other charges                     0.0   0.0  11.7  0.0   4.5  0.0 15.2  0.0

RESTRUCTURING AND OTHER CHARGES  $0.0  $0.0 $18.3 $0.0  $4.5 $0.0$31.5 $0.0

The Company implemented restructuring actions in 1993 and 1994 primarily as a result of the substantial decline in order rates and revenues of the Company's C3 product line. These actions were designed to reduce operating costs and to increase the efficiency of the Company's operations. These actions included reductions of the Company's workforce and resulted in payments to terminated employees for salaries and severance, benefits during the severance period and outplacement services. Additionally, the restructuring actions resulted in write-downs of certain of the Company's assets which were either obsolete or lacked future utility to the Company. The fixed asset write-downs included costs related to the retirement of fixed assets, principally assets used in the assembly and test of both hardware and software products for the C3 product lines, and charges to accelerate the end of the depreciable lives of certain C3 production assets to mid-1994. In addition, the Company wrote-down the carrying value of its C3 sales demonstration and marketing equipment. The restructuring charges also included the estimated costs of closing certain of the Company's sales offices around the world in locations where the Company determined such offices not to be economically justifiable in light of declines in sales. These closing costs related primarily to the early termination of leases and the disposal of the related office equipment.

The Company recorded other charges aggregating $31.4 million in 1993 and 1994. The majority of these charges related to the write-downs of the carrying values of the Company's inventories. The 1993 inventory write-downs related to C3 inventories held in excess of manufacturing requirements due to the unusual and dramatically reduced demand for this product line. The additional write-downs in 1994 were the result of the continued decline in demand for C3 products below levels estimated in 1993 and the resulting reductions in sales prices for the entire C3 family of products.



                         Report of Independent Auditors

                      Shareholders and Board of Directors
                         Convex Computer Corporation

We have audited the accompanying consolidated balance sheets of Convex Computer Corporation at December 31, 1994 and 1993 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Convex Computer Corporation at December 31, 1994 and 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

As described in Note 4 to the consolidated financial statements, effective January 1, 1992, the Company changed its method of accounting for income taxes.



ERNST & YOUNG LLP


Dallas, Texas
February 17, 1995










Quarterly Financial Summary (Unaudited)
(In thousands, except per share data)



                                   1994 Quarters
                            4th         3rd         2nd          1st

Revenue                  $44,291     $36,443     $35,027      $28,419
Gross margin              18,263      14,860      10,686        7,824
Operating income (loss)   (4,178)     (7,807)    (31,305)(2)  (15,481)
Net income (loss)         (4,561)     (8,786)    (31,843)(2)  (15,832)


Earnings (loss) per share: (0.17)     (0.33)      (1.23)       (0.62)


                                   1993 Quarters
                            4th         3rd         2nd          1st

Revenue                   $45,959    $42,986     $45,090      $59,084
Gross Margin               18,013     17,448      15,769       26,139
Operating income (loss)   (12,919)(1) (5,989)    (42,665)(1)      712
Net income (loss)         (15,749)(1) (6,280)    (41,821)(1)       46

Earnings (loss) per share:  (0.62)(1)  (0.25)      (1.67)(1)     0.00


(1) Includes restructuring and other charges of $31.5 million in the second quarter of 1993 and $4.5 million in the fourth quarter of 1993.
(2) Includes restructuring and other charges of $18.3 million in the second quarter of 1994.




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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents Filed with Report

1.  Financial Statements

 The following Consolidated Financial Statements and Report of Independent Auditors are included in Part II Item 8 of this Form 10-K.

The consolidated balance sheets at December 31, 1994 and 1993, and the consolidated statements of operations, statements of shareholders' equity and cash flows for each of the three years in the period ended December 31, 1994, together with the notes thereto.

The report of Ernst & Young LLP, independent auditors, dated February 17,
1995.

2.  Financial Statement Schedules

The following financial statement schedules should be read in conjunction with the consolidated financial statements and the notes thereto.

                                                                      Page

          Schedule II    Valuation and Qualifying Accounts             S-1

          Report of Ernst & Young LLP, independent                     S-2
          auditors

All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements, including the notes thereto.

3.  Exhibits

Exhibit No. Description

3.1 Restated Certificate of Incorporation of the Company. Incorporated by reference from Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

3.2 Restated Bylaws. Incorporated by reference from Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

4.1 Indenture between the Company and The First National Bank of Boston, Trustee, covering $53,500,000 of 6% Convertible Subordinated Debentures due 2012 (including form of Debenture). Incorporated by reference from
       Exhibit 4.1 to the Company's Registration Statement on Form S-1 (No. 33-12106).

10.1 Form of Indemnification Agreement entered into between the Company and each of its officers and directors. Incorporated by reference from
       Exhibit 10.1 to the Company's Registration Statement on Form S-1 (No. 33-6109).

10.2 Form of Severance Agreement entered into between the Company and each of its officers. Incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

10.3   Consulting Agreement dated February 7, 1992 between the Company and Sam
       K. Smith, a director. Incorporated by reference from Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

10.4 1983 Stock Option Plan, as amended, and forms of Stock Option Agreements. Incorporated by reference from the Company's
       Registration Statement on Form S-8 (Registration No. 33-33700).

10.5 1986 Employee Stock Purchase Plan, as amended, and form of Subscription Agreement. Incorporated by reference from Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended
       December 31, 1990.

*10.6 1991 Stock Option Plan, as amended, and form of Non-Statutory Stock Option Agreement.

10.7 Commercial Lease dated January 26, 1989, as amended, between the Company and Synergy Park Associates covering property located at Synergy Park, Richardson, Texas. Incorporated by reference from
       Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1990.

10.7.1 Second Amendment to Lease Agreement dated October 1991, amending the Commercial Lease included as Exhibit 10.8. Incorporated by reference from Exhibit 10.8.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

10.7.2 Third Amendment to Lease Agreement dated July 13, 1994, amending the Commercial Lease included as Exhibit 10.8. Incorporated by reference from Exhibit 10.8.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

*10.8  Agreement of Limited Partnership dated March 21, 1994 of Ambvex, Ltd.

*10.8.1First Amendment to Limited Partnership Agreement dated June 10, 1994 of
       Ambvex, Ltd. amending the Agreement of Limited Partnership included as
       Exhibit 10.8.

*10.8.2Second Amendment to Limited Partnership Agreement dated July 13, 1994 of Ambvex, Ltd. amending the Agreement of Limited Partnership included as Exhibit 10.8.

*10.9 Software Agreement dated December 6, 1993 between the Company and Novell, Inc. (successor in interest to Unix System Laboratory,
       , Inc.), and Sublicensing Agreement dated December 6, 1993 between the Company and Novell, Inc. (successor in interest to Unix System Laboratory, Inc.).

10.10 Cross License Agreement dated May 29, 1986 between the Company and Cray Research, Inc. Incorporated by reference from Exhibit 10.12 to the Company's Registration Statement on Form S-1 (No. 33-6109).

10.11 Common Stock Purchase Agreement dated March 18, 1992 between the Company and Hewlett-Packard Company. Incorporated by reference from Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.

10.12 Registration Rights Agreement dated March 18, 1992 between the Company and Hewlett-Packard Company. Incorporated by reference from
       Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.

11.1   Computation of Per Share Earnings.

13.1 Annual Report to Shareholders for the year ended December 31, 1994 (to be deemed filed only to the extent required by the instruction to exhibits for reports on Form 10-K).

21.1   Subsidiaries of Registrant.

23.1   Consent of Ernst & Young LLP, Independent Auditors.

24.1   Power of Attorney (See page 36).



*  Filed herewith

(b) Reports on Form 8-K

On October 11, 1994 the Company filed a Current Report on Form 8-K relating to an agreement with the Hewlett-Packard Company to resell the Company's Exemplar product line.






                                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            CONVEX COMPUTER CORPORATION
                            Registrant

                            BY:  ROBERT J. PALUCK
                            Robert J. Paluck,
                            Chairman of the Board, and Chief Executive Officer March 15, 1995

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert J. Paluck and David W. Craig, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and conforming all that each of said attorneys-in-fact, or his substitute or substitutes, any do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature               Capacity in Which Signed           Date

Robert J. Paluck                 Chairman of the Board         March 15, 1995
(Robert J. Paluck)                 and Chief Executive
                               Officer (Principal Executive
                                  Officer) and Director


David W. Craig                  Chief Financial Officer and    March 15, 1995
(David W. Craig)                   Vice President, Finance
                                   (Principal Finance and
                                      Accounting Officer)

Steven J. Wallach                        Director              March 15, 1995
(Steven J. Wallach)

H. Berry Cash                            Director              March 15, 1995
(H. Berry Cash)

Sam K. Smith                             Director              March 15, 1995
(Sam K. Smith)

Howard D. Wolfe                          Director              March 15, 1995
(Howard D. Wolfe)

Erich Bloch                              Director              March 15, 1995
(Erich Bloch)








                                       SCHEDULE II

                                CONVEX COMPUTER CORPORATION

                               VALUATION AND QUALIFYING ACCOUNTS
                                        (In thousands)


                                   Balance at  Charged  Deductions  Balance at
                                    Beginning    to        from       End of
Description                         of Period  Expenses   Reserve     Period
- - -----------------------              -------- ----------- --------  --------
Year Ended December 31, 1994

   Accounts receivable allowances    $ 7,517   $ 1,113    $ 1,937       $6,693

   Long-term receivable allowances        52        --         --           52

                                     $ 7,569   $ 1,113    $ 1,937       $6,745


Year Ended December 31, 1993:

   Accounts receivable allowances    $ 5,267   $ 3,548    $ 1,298       $7,517

   Long-term receivable allowances       150        --         98           52


                                     $ 5,417   $ 3,548    $ 1,396       $7,569



Year Ended December 31, 1992:

   Accounts receivable allowances   $ 3,924   $ 1,707     $   364      $ 5,267

   Long-term receivable allowances      316        52         218          150


                                    $ 4,240   $ 1,759     $   582      $ 5,417










                                    S-1



                          REPORT OF ERNST & YOUNG LLP

                             INDEPENDENT AUDITORS


We have audited the consolidated financial statements of Convex Computer Corporation as of December 31, 1994 and 1993, and for each of the three years in the period ended December 31, 1994, and have issued our report thereon dated February 17, 1995. Our audits also included the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.





ERNST & YOUNG LLP

Dallas, Texas
February 17 , 1995































                                    S-2





                              INDEX TO EXHIBITS

                                                             Sequentially
                                                               Numbered
   Exhibit           Description                                  Page
- - -------------        ----------------------------------------   --------
     10.6            1991 Stock Option Plan, as amended, and form of
                     Non-Statutory Stock Option Agreement.

     10.8            Agreement of Limited Partnership dated March 21, 1994 of
                     Ambvex, Ltd.

     10.8.1 First Amendment to Limited Partnership Agreement dated June 10, 1994 of Ambvex, Ltd. amending the Agreement of Limited Partnership included as Exhibit 10.8.

     10.8.2 Second Amendment to Limited Partnership Agreement dated July 13, 1994 of Ambvex, Ltd. amending the Agreement of Limited Partnership included as Exhibit 10.8.

     10.9 Software Agreement dated December 6, 1993 between the Company and Novell, Inc. (successor in interest to Unix System Laboratory, Inc.), and Sublicensing Agreement dated December 6, 1993 between the Company and Novell, Inc. (successor in interest to Unix System Laboratory, Inc.).

     23.1             Consent of Ernst & Young LLP


































                                EXHIBIT 10.6



                         CONVEX COMPUTER CORPORATION

                           AMENDED AND RESTATED
                           1991 STOCK OPTION PLAN


1.   Purpose of the Plan.

The purpose of the CONVEX COMPUTER CORPORATION 1991 STOCK OPTION PLAN ( Plan ) is to advance the interests of CONVEX COMPUTER CORPORATION ( Convex ) and its stockholders, by (a) enabling Convex to attract and retain the best available personnel for positions of substantial responsibility, (b) encouraging Employees, Consultants and Directors to acquire and retain a proprietary interest in Convex, and (c) promoting the long-term success of Convex.

At the discretion of the Board, and as reflected in written option agreements, options granted under this Plan may be either incentive stock options, as defined in Section 422 of the Code or non-statutory stock options.

2.   Definitions.

(a) Board: The Committee, if one has been appointed, or the Convex Board of Directors if there is no Committee.

(b) Code:  The Internal Revenue  Code of 1986, as amended.

(c) Common Stock:  Convex  Common Stock, $.01 par value per share.

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

(i) Director:  A member of the Convex Board of Directors.

(j) Employee: Any person, including Officers and Directors, who is employed by Convex, its Parent or any of its Subsidiaries. The payment of Directors fees is not sufficient to constitute employment.

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

(o) Outside Director:  A Director who is not an Employee.

(p) Parent:  A  parent corporation,  whether now or hereafter existing, under
Section 424(e) of the Code.

(q) Rule 16b-3: Rule 16b-3 under the Exchange Act, or any successor rule thereto.

(r) Share:  A share of Common Stock, as adjusted under Section 9 of the Plan.

(s) Subsidiary: A subsidiary corporation, whether now or hereafter existing, under Section 424(f) of the Code.

(t) Successors: The legal representatives of a deceased Optionee s estate or the persons who acquire the right to exercise an Option by bequest, inheritance or the death of the Optionee.

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

The Committee will have the authority to construe and interpret the Plan, to authorize the execution of such instruments on behalf of Convex as any be required to effectuate the grant of Options, to prescribe, amend and rescind rules and regulations relating to the Plan and to make all other determinations necessary or advisable for the administration of the Plan.

4.   Stock Subject To Options.

Subject to Section 9, no more than 3,760,000 Shares (plus, in the case of non-statutory stock options, the number of additional shares that are reacquired under the Plan) may be issued upon the exercise of Options. If an Option terminates or expires, or is canceled or surrendered, the unpurchased Shares subject to that Option will again be available for grants under the Plan unless Convex reacquired the Shares by exercising its repurchase rights or the Plan has been terminated.

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

(c) Rights. Neither the Plan nor the granting of an Option will alter the right of Convex, its Parent or its Subsidiaries to terminate an individual s status as an Employee, Consultant or Director at any time and for any reason. Nor does either confer any rights or privileges to continue as an Employee, Consultant or Director, or any other rights and privileges, except as specifically provided in the Plan.

6.   Terms and Conditions of Options.

Options will be evidenced by an agreement that is executed by Convex and the Optionee ( Agreement ). The Agreement will be in the form as the Committee may from time to time approve, subject to the following:

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

(g) Exercise. Subject to Section 8, Options may be exercised at any time, from time to time and in no particular order (if the Optionee holds more than one Option) from the Date of Grant through the earliest of expiration, cancellation, surrender or termination of the Option. Notwithstanding the foregoing, no Option may be exercised before shareholder approval of the Plan has been obtained.

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

(h) Non-transferability. No Option may be transferred or assigned by an Optionee, whether voluntarily or by operation of law, other than by will or the laws of descent and distribution. During an Optionee s lifetime, Options may only be exercised by the Optionee. No Option or the Shares covered thereby will be (1) pledged or hypothecated in any way, or (2) subject to execution, attachment or similar process except with the prior written consent of the Committee.

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

(k) Death While Employed. If an Optionee dies while still an Employee, Consultant or Director, and if that Optionee has had Continuous Status as an Employee, Consultant or Director since the date the Option was granted, the Option may be exercised by the Optionee s Successor at any time within six months after the day the Optionee dies, but only to the same extent that would otherwise have applied had the Optionee not died and continued to maintain Continuous Status through the date of exercise.

(l) Death After Termination of Continuous Status. If an Optionee dies within 30 days (or, with respect to Optionees other than Outside Directors, such other period of time as is determined by the Committee which, in the case of an Incentive Stock Option, is determined at the time of grant and will not exceed 90 days) after his Continuous Status as an Employee, Consultant or Director has terminated, the Option may be exercised by the Optionee s Successor at any time within six months after the day the Optionee dies, but only to the same extent that the Option could have been exercised on the date of termination.

(m) Rule 16b-3. Options granted to individuals who are subject to Section 16(b) of the Exchange Act must comply with Rule 16b-3. They must also contain any additional conditions or restrictions required by Rule 16b-3 for Plan transactions to qualify for the maximum exemptions allowable under the Exchange Act.


7.   Allotment of Shares.

The Committee will determine the number of Option Shares that will from time to time be offered to Employees, Consultants and Directors. The grant of an Option will not entitle the Optionee to, or disqualify him from, participating in any other grant under the Plan.

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

(3) he exercise price per Share will be 100% of the fair market value on the date the Option is granted.

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

(d) Sale or Merger. If Convex proposes to sell all or substantially all of its assets or to merge with or into another corporation, Options will be assumed or an equivalent option will be substituted by the successor corporation (or a parent or subsidiary of the successor corporation) unless the Board, in its discretion and in lieu of the assumption or substitution, permits the Optionee to exercise the Option as to all of the Optioned Shares, including those which could not otherwise be exercised. If the Board so permits, it will notify the Optionee that the Option can be exercised for 30 days from the date of the notice.. The Option will terminate on expiration of the 30-day period.

10.  Amendment and Termination .

(a) Amendment and Termination. The Board may amend the Plan at any time, or from time to time, and may terminate it without stockholder approval. Notwithstanding the foregoing, approval of the holders of a majority of the outstanding shares entitled to vote is required for amendments which increase the number of shares for which options may be granted, materially change the standards of eligibility or constitute an amendment for which shareholder approval is required to comply with Rule 16b-3 or Section 422 of the Code.

(b) Effect. No amendment or termination of the Plan will unilaterally affect or impair Options already granted or any existing option or shareholder agreements. These will remain in full force and effect as if the Plan had not been amended or terminated, unless mutually agreed otherwise in a written document signed by all affected parties.

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

12.  Term of the Plan.

No Options will be granted more than ten years from the earlier of the date the Plan is adopted or the date the Plan has been approved by the Convex shareholders.

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

15.  Shareholder Approval.

Required approvals of Convex shareholders will be solicited substantially in accordance with Section 14(a) of the Exchange Act and the rules and regulations promulgated thereunder. Approval of amendments will be solicited on or before the first annual meeting of shareholders held after an Option is granted under the Plan, as then amended, to an Officer or Director. If shareholder approval is obtained at a duly held shareholders meeting, it must be obtained by the affirmative vote of those holding a majority of Convex outstanding shares. If shareholder approval is obtained by written consent, it must be obtained by the unanimous written consent of all Convex shareholders. Notwithstanding the foregoing, a lesser degree of shareholder approval at a meeting or by written consent will be sufficient if the Board determines, in its discretion after consultation with counsel, that doing so will comply with all applicable laws and will not adversely affect the qualification of the Plan under Rule 16b-3 or Section 422 of the Code.

16.  Information to Optionees.

Notice that an Option has been granted to an Optionee will be given to the Optionee within a reasonable period of time after the grant date. During the period an Optionee has one or more Options outstanding, Convex will provide the Optionee with copies of its annual reports and all other information which it provides to its shareholders. Convex need not provide this information if Options under the Plan are only granted to key employees whose duties assure their access to equivalent information.


Adopted by the Board of Directors of
Convex Computer Corporation
on the 14th of March, 1991,
and approved by the shareholders of
Convex Computer Corporation
on the 9th of May 1991.

Amended by  the Board of Directors of
Convex Computer Corporation
on the 12th of March 1992,
and approved by the shareholders of
Convex Computer Corporation
on the 14th of May 1992.



                             EXHIBIT 10.8


                              AMBVEX LTD.

                       LIMITED PARTNERSHIP AGREEMENT

THIS LIMITED PARTNERSHIP AGREEMENT (the "Agreement") is made and entered into as of this 21st day of March, 1994, by and between Mantax (America), Inc., a Delaware Corporation, as General Partner, and Amber Realty, Inc., a Delaware Corporation, as a Limited Partner and Convex Computer Corporation, a Delaware Corporation, as a Limited Partner.

WHEREAS, Amber Realty, Inc., is the owner of a 49% limited partnership interest in the Chamansynergy Limited Partnership holding title to the Project (as hereinafter defined) and has exercised its right of first refusal to purchase the entire Project; and

WHEREAS, Mantax (America), Inc .. and Amber Realty, Inc., have agreed to form a limited partnership to acquire and hold title to the Project; and

WHEREAS, Convex Computer Corporation desires to acquire a 49% limited partnership interest in the entity holding title to the Project; and

WHEREAS, the parties hereto desire to form and associate together as the partners of Ambvex, Ltd., a Texas limited partnership (the "Partnership"); and

WHEREAS, the Partnership desires to proceed to purchase the Project from the Chamansynergy Limited Partnership and thereafter to operate the Project; and

WHEREAS, the parties hereto desire to set out their respective positions, rights and duties with respect to the Partnership and to set forth the terms and conditions under which the Partnership shall be operated;

NOW THEREFORE, in consideration of the foregoing and of the respective mutual covenants and agreements herein contained, the parties hereto agree as follows:

1.DEFINITIONS

"Act" shall mean the Texas Revised Limited Partnership Act.

"General Partner" shall mean Mantax (America), Inc., or any person who succeeds to its interest as general partner.

"Limited Partner(s)" shall mean the individuals or entities who execute this Agreement or counterparts hereof as limited partners and who are admitted as Limited Partners pursuant to the terms hereof and any substituted limited partners admitted in accordance with the terms hereof.

"Majority in Interest" shall mean, with respect to any agreement or vote of the Partners, the Partners whose combined Partnership Interests at the time of the agreement or vote, exceed 50% of the total Partnership Interests participating in such agreement or vote; provided always that the Partnership Interest held by or on behalf of Convex Computer Corporation, its successors or assigns, shall not be entitled to participate in any agreement or vote with respect to actions to be taken by the Partnership for so long as Convex Computer Corporation, its successors or assigns (with the exception of sublessees approved by the General Partner), is the lessee under the Lease or any subsequent lease.

"Majority Consent" shall mean the consent of a Majority in Interest of the Partners.

"Partners" shall refer collectively to the General Partner and to the Limited Partners, and reference to a "Partner" shall be to any one of the Partners.

"Partnership" shall mean the Limited Partnership created under this Agreement.

"Partnership Interest" shall mean the respective interests of the Partners in and to the Partnership and its assets, as shown in Exhibit A.

"Project" shall mean the Convex Building located at 3000 Waterview Parkway in the UTD Synergy Park, Phase II, Richardson, Texas, and on the real estate legally described in Exhibit B and, in addition, any improvements at any time situated thereon.

"Condition Precedent" shall mean the execution of a contract for the Purchase of the Project from the Chamansynergy Limited Partnership and the written approval of such Purchase by Allstate Life Insurance Company, the holder of that certain Deed of Trust Note secured by the Project, on terms satisfactory to the General Partner.

"The Purchase" shall mean the acquisition by the Partnership of good, marketable and indefeasible fee title to the Project, insured by a current form ATLA owner's policy of title insurance satisfactory to the General Partner, and the assignment of the Lease to the Partnership.

"The Lease" shall mean the July 1989 Lease Agreement by and between Chamansynergy Limited Partnership as successor to Synergy Park No. 1 Limited Partnership, as landlord, and Convex Computer Corporation, as tenant, as subsequently amended, modified or supplemented.

"Capital Event" shall mean any capital contributions to the Partnership and, with respect to the property of the Partnership, the sale or other disposition of any property which constitutes capital assets, the receipt of insurance and other proceeds derived from the involuntary conversion or condemnation of such property, or the borrowing or refinanced borrowing upon the security of such property, or from a similar event with respect to such property.

"Code" shall mean the Internal Revenue Code of 1986, as amended.

"Regulations" shall mean the temporary, final and proposed Treasury regulations promulgated under the Code, as in effect from time to time.

2.  FORMATION

The parties do hereby form a limited partnership under the Act for the limited scope and limited purpose set forth herein and upon all of the terms and conditions hereof.

3.  NAME AND PLACE OF BUSINESS, AGENT FOR SERVICE OF PROCESS; CERTIFICATE

The name of the Partnership shall be "Ambvex Ltd.". The principal place of business of the Partnership shall be the Project, or at such other place or places as the General Partner shall designate in writing from time to time. The registered agent and registered office of the Partnership shall be C.T. Corporation Systems, 350 North St. Paul Street, Dallas, Texas 75201. Such agent is and shall be the agent of the Partnership upon whom any process, notice or demand required or permitted by law to be served on the Partnership may be served. If the person acting as registered agent at any time ceases to so act, the General Partner shall have the right to appoint a substitute in accordance with the Act. If required, the General Partner shall arrange for the prompt filing of a Certificate of Limited Partnership ("Certificate") , and any amendments thereto as required by the Act. The General Partner may, but shall not be required to, deliver a copy of the Certificate, or any amendments thereto, to the Limited Partners.

4.  LIMITED PURPOSE

The sole and only purpose of the Partnership shall be to acquire, hold, operate, lease and sell the Project. This Agreement shall not be deemed to, and does not, create a partnership between the parties with respect to any activity whatsoever other than activities within the express purposes of the Partnership set forth in this Section 4. Except as expressly provided in this Agreement, no Partner shall have any authority to bind, act for, or assume any obligations or responsibilities on behalf of the other Partners or the Partnership.

5.  TITLE

Title to the Project shall be held of record by the Partnership. Any other assets of the Partnership may be held in the name of the Partnership, or in such other name as shall be determined by the General Partner with the prior written consent of the Limited Partners.

6.  DURATION OF THE PARTNERSHIP

The term of the Partnership shall commence on the filing of the Certificate (the "Commencement Date") and shall expire on the first to occur of the following events:

     (a)  September 30, 2035;

     (b) the sale or other disposition of all or substantially all of the Partnership's interest in the Project and the termination of all obligations relating thereto in accordance with the terms hereof;

     (c)  written consent of all Partners to terminate the Partnership;

     (d) an event of withdrawal of the General Partner unless at the time there is at least one other General Partner; provided, however, that the Partnership is not dissolved and is not required to be wound up by reason of any event of withdrawal if, within 90 days after the withdrawal, all remaining Partners agree in writing to continue the business of the Partnership and to the appointment of one or more additional general partners; and

     (e) the date on which the Partnership is otherwise dissolved pursuant to the terms hereof or by judicial decree.

Upon the dissolution of the Partnership, the General Partner, or, if there is no General Partner, a person appointed by a Majority in Interest of the remaining Partners, shall proceed with dispatch and without any unnecessary delay to sell or otherwise liquidate the assets of the Partnership and, after paying or making due provision for all liabilities to creditors of the Partnership, to promptly distribute the net proceeds thereof and liquidate assets in accordance with the provisions of Section 13 hereof.

7.  PARTNERSHIP INTERESTS

The respective partnership interest of the Partners in and to the Partnership (the "Partnership Interests") are as shown on Exhibit A hereto.

8.  PARTNERS; CAPITAL CONTRIBUTIONS; LOANS; DEFAULT

8.1 Partners. The Partners are Mantax (America), Inc., who shall serve as General Partner, and the persons designated on Exhibit A as Limited Partners. A person may hold both a general and a limited Partnership Interest.

8 2 Initial Capital Contribution. Each Partner has simultaneously with the execution of this Agreement contributed its proportionate share (determined in accordance with its Partnership Interest) of the Partnership's initial capital of $1,000 (one thousand dollars).

8.3  Capital Contributions By The Limited Partners.

     A. The two Limited Partners shall within 7 days of the execution by the Partnership of a contract for the purchase of the Project from the Chamansynergy Limited Partnership for an aggregate value not to exceed $21.7 million each make a capital contribution of $2,000,000 (two million dollars) for an aggregate amount of $4,000,000 (four million dollars), such aggregate amount hereinafter referred to as the "Refinancing Funds."

     B. The Refinancing Funds shall be held on behalf of the Partnership by the General Partner in an interest-bearing account. The Refinancing Funds shall be used to replace and reduce the first-mortgage indebtedness on the Project at such time as the General Partner may elect but in no event before the issuance of a mortgage commitment to the Partnership in the amount of at least $10,000,000 (ten million dollars) by a lender on terms acceptable to the General Partner.

     C. Additionally, each Limited Partner shall contribute its proportionate share (determined in accordance with its Partnership Interest) of any and all costs associated with the refinancing of the Project (including, without limitation, application fees, loan origination fees, brokerage fees, title insurance fees and professional fees) within 10 days of receiving written notice from the General Partner requiring it to do so.

     D. In the event the Condition Precedent is not satisfied, the General Partner may at its sole option elect to dissolve the Partnership or elect to pursue all and any reasonable alternative for the purchase of the Project.

     E. In the event the Condition Precedent is not satisfied and the General Partner elects to pursue alternatives for the purchase of the Project, the General Partner shall return the Refinancing Funds to the Limited Partners; provided, however, that the Limited Partners shall remain obligated to re-contribute the Refinancing Funds to the Partnership immediately upon execution of a subsequent contract intended to vest title to the Project in the Partnership for an aggregate value not to exceed $21. 7 million. (The amount of the Refinancing Funds required of the Limited Partners under this Clause E shall be reduced proportionately to the extent that the Project is acquired for an aggregate value of less that $21. 7 million).

     F. In the event the General Partner elects to dissolve the Partnership pursuant to paragraph 8. 3. D above, the Refinancing Funds (and all interest earned thereon) less all out of pocket expenses incurred by the Partnership shall be returned to the Limited Partners, pro rata.

8.4 Capital Contributions By The Partners Upon Satisfaction of The Condition Precedent.

     A. Subject to and simultaneously with the satisfaction of the Condition Precedent, but not more than 7 days prior to the closing date set forth in the contract for the Purchase of the Project from the Chamansynergy Limited Partnership, the Partners shall make the following capital contributions, hereinafter the "Purchase Funds" to the Partnership:

     (1) The General Partner shall contribute the amount of $154,000 (one hundred and fifty four thousand dollars).

     (2) Amber Realty, Inc. shall contribute a non-interest-bearing promissory note, payable upon demand, in the amount of $3,773,000 (three million seven hundred and seventy three thousand dollars) bearing such restrictive endorsement as General Partner shall deem appropriate.

     (3) Convex Computer Corporation shall contribute the amount of $3,973,000 (three million nine hundred and seventy three thousand dollars).

     B. The Purchase Funds shall be held on behalf of the Partnership by the General Partner in an interest-bearing account and shall be used to fund the Purchase and all expenses associated therewith, including the transaction costs of Amber Realty, Inc.

     C. If, for any reason, the Purchase is not made by July 1, 1994, the General Partner shall proceed to dissolve the Partnership in accordance with the terms of Paragraphs 6 and 13 hereof, unless all Partners otherwise agree in writing.

8.5  Additional Capital Contributions.

     A. If, at any time and from time to time, the General Partner determines in its sole discretion that there has been an event of default as defined in the Lease as a result of which the Partnership requires additional capital in order to (i) meet its operating expenses including debt service; or (ii) to refit, refinish, improve or relet the Project (including all expenses attendant thereto) , the General Partner, after first having made demand upon lessee's security deposit under the Lease, may give notice of such fact to the Partners (the "Capital Call"). Each request for an Additional Contribution shall set forth: (a) the aggregate amount of Additional Contributions requested from the Partners and (b) the intended use of the Additional Contribution together with a copy of the Partnership's current financial statements and a good faith projection of the Partnership's financial requirements for the following 6 months. The Partners shall have the obligation to contribute funds (the "Additional Contribution") within 15 days of such notice in proportion to the Partners' Partnership Interest.

     B. If a Partner does not make an Additional Contribution in accordance with a Capital Call it shall be deemed a "Defaulting Partner". In such event, the General Partner may request the other Partners to loan the amount of the unpaid Additional Contribution as a first priority loan (the "Default Loan") to the Partnership, with interest payable thereon, compounded quarterly, based on the number of days such loan is outstanding at a per annum rate of 3% over the rate which is announced from time to time by The Chase Manhattan Bank, N.
A. as its prime lending rate. All Default Loans plus interest thereon shall be repaid prior to any other distributions to the Partners hereunder.

     C. If a Partner does not make an Additional Contribution in accordance with a Capital Call, the Partnership may, at the election of the General Partner, either (i) sell the Defaulting Partner's Partnership Interest to satisfy the Defaulting Partner's obligation to make an Additional Contribution, or (ii) adjust each Partner's Partnership Interest to be equal to the quotient (expressed as a percentage) of the book value of that Partner's Capital Account divided by the aggregate book value of all the Partners' Capital Accounts after increasing those Capital Accounts for the Additional Contributions that have been made. The General Partner will give the Defaulting Partner 10 days prior written notice of its election under this Section C, and Quill treat all Defaulting Partners the same with respect to a particular Capital Call. (An example of the calculation required by clause
(ii) above is set forth in Exhibit C.).

     D. Except as set forth in paragraph B above, all funds contributed to the Partnership pursuant to this section 8. 5 shall be deemed contributions to Partnership capital and not loans to the Partnership.

     E. Each Partner hereby pledges to the Partnership its Partnership Interest and grants to the Partnership a security interest therein to secure the obligations to make Additional Contributions provided for in this Section
8.5. The Partnership, acting through its General Partner, shall have all the rights and remedies of a secured party under the Uniform Commercial Code as adopted in the State of Texas, including the right to sell such Partnership Interest, and each Partner shall execute a UCC financing statement to perfect such security interest, and agrees to execute such other instruments as the General Partner may reasonably from time to time require to perfect such security interest.

     F. In no event shall the General Partner be personally or otherwise liable for repayment of any such Additional Contributions made pursuant to Paragraphs A, B or C above.

8.6 No Additional Obligations. Except as provided in this Section 8, no Partner shall have any obligation to make any additional contribution to the Partnership or guarantee any indebtedness of the Partnership. No Limited Partner shall be liable for any debts or obligations of the Partnership in excess of its contribution to the capital of the Partnership (which has not been returned to it) plus, to the extent required by law, such returned capital and interest thereon.

8.7 Intent of Sections 8.3 and 8.8. Sections 8.3 and 8.8 hereof are not intended to be for the benefit of any creditor (other than a Partner) of, or any person (other than a Partner) to whom any debts, liabilities or obligations are owed by (or who otherwise has a claim against the Partnership or the Partners), the Partnership and no such creditor or other person shall obtain any rights under such provisions or shall by reason of such provisions make any claim in respect to the aforesaid debts, liabilities or obligations (or otherwise) against the Partnership or any Partner.

8.8 Loans. Any Partner may make loans or advance money to the Partnership if requested to do so in writing by the General Partner. These loans or advances shall not constitute an increase in the Capital Account or Partnership Interest of the lending Partner. The amount of the loan or advance shall be a liability of the Partnership to the lending Partner and shall be repayable upon such terms and conditions as may be agreed by the lending Partner and the General Partner. Such loans or advances shall be on such terms as the General Partner shall approve, provided that such terms shall be as if they were negotiated at arm's length and shall otherwise be commercially reasonable. Except as otherwise provided in this Section 8, no Partner shall have any obligation to make any loan or advance to the Partnership and all Partners shall have the opportunity, in proportion to their respective Partnership Interests, to make any loan that shall be required by the Partnership. The Partnership shall make no loans to any Partner without the consent of the other Partners (notwithstanding the definition of Majority in Interest contained herein).

8.9 Withdrawal of Capital. No Partner shall have any right to withdraw or make demand for withdrawal of such Partner's capital contribution or the capital interest reflected in such Partner's Capital Account, and no interest shall be paid on capital contributions except as otherwise provided herein.

9.  CAPITAL ACCOUNTS

Individual Capital Accounts shall be maintained for each Partner in accordance with the rules of the Regulations Section 1.704-l(b)(2)(iv). No interest shall be paid or shall accrue on the Capital Accounts of the Partners.

10.  MANAGEMENT OF BUSINESS

10.1  Management.  Subject only to the limitations contained below in this
Section 10, the General Partner is hereby granted the right, power and authority to manage the affairs of the Partnership, to act on behalf of the Partnership, and to bind the Partnership. The General Partner is hereby granted the right, power and authority to do, on behalf of the Partnership, all things which are reasonable, proper and desirable to carry out its duties and responsibilities set forth in this Section and elsewhere in this Agreement, including, without limitation, the right, power and authority: (i) to borrow money in the name of the Partnership (whether secured or unsecured) and to mortgage or pledge Partnership assets as security thereof; (ii) to sell, option, exchange or otherwise dispose of any Partnership assets, including all or substantially all of such assets; (iii) to lease all or any portion of the Partnership's property without limit as to the term thereof, whether or not such term (including renewal terms) shall extend beyond the date of termination of the Partnership and whether or not the portion so leased is to be occupied by the lessee or, in turn subleased in whole or in part to others; (iv) to negotiate the terms of all debt and equity financing for the Project; (v) to make all expenditures required in connection with the operation of the Partnership; (vi) to select, employ, dismiss, supervise and coordinate the activities of suppliers, attorneys, accountants, managers, insurance carriers, brokers, agents and other employees or contractors necessary, appropriate or desirable for the efficient and profitable operation of the Partnership's business (regardless of whether any of the foregoing are also performing services for the General Partner in a capacity unrelated to this Partnership); (vii) to negotiate, execute and terminate all contracts necessary for the development and operation of the Project, including construction contracts, architectural and engineering contracts, for the Project; (viii) to make all decisions with regard to when to distribute Partnership Revenues available for distribution in accordance with Section 12;
(ix) to take all actions necessary in connection with the liquidation of the Partnership and the winding-up of the Partnership's affairs at such time as the Partnership terminates; (x) to alter, improve, repair, replace or rebuild any property; (xi) to obtain the replacements of any mortgage or mortgages related in any way to the property owned by the Partnership and to prepay in whole or in part, refinance, recast, modify, consolidate or extend any mortgages affecting any such property; (xii) to do any and all of the foregoing at such price, rental or amount, for cash, securities or other property, and upon such terms as the General Partner deems proper, in each case subject only to the limitations specifically set forth in this Agreement; provided, however, that so long as lessee is not in default under any material term of the Lease, the General Partner shall obtain the consent of Convex Computer Corporation before engaging in the activities described in clauses
(vii) and (x) hereinabove.

10.2 General Duties of General Partner. The General Partner shall perform, or cause to be performed, at the expense of the Partnership, in as economical a manner as is reasonably possible under the circumstances, the following services:

     A. Establishment of books of account, record and payment procedures, including individual Capital Accounts of the Partners.

     B. Provision of bookkeeping and other related services for the Partnership.

     C.  Provision of overall management services to the Partnership.

     D. Disbursement of all receipts and making of all necessary payments and expenditures in accordance with the terms of this Agreement.

     E. Making of all reports to the Limited Partners required by this Agreement or by law.

     F.  All other duties of a general partner under the Act.

10.3 Partner Meetings. The General Partner may, in its sole discretion, call Partner meetings from time to time on no less than 10 days prior written notice except in the event of an emergency, in which case the General Partner shall call a meeting on no less that two days prior written notice to the Partners. Any such Partner meeting shall be conducted telephonically when so requested by any Partner. A Majority in Interest shall constitute a quorum at any such meeting. All such meetings will be held at the Partnership's office or such other place as the General Partner may designate. In lieu of holding formal meetings, the Partners may act by written consent executed by Partners holding the Partnership Interests required for any Partnership action.

10.4 Limited Partner Activities. No Limited Partner shall participate in the operation or management of the business of the Partnership or transact any business for or in the name of the Partnership, nor shall any Limited Partner have the right or power to sign for or bind the Partnership in any manner.
The right of the Limited Partners to consent to and approve certain matters hereunder shall not be deemed a participation in the management or business of the Partnership or the exercise of control over the Partnership's affairs.

10.5 General Partner's Compensation. Except as otherwise provided herein, no salaries, fees, commissions or other compensation shall be paid to any Partner by the Partnership for any services rendered to or on behalf of the Partnership or in connection with its business, affairs, operations, assets or properties. The General Partner shall be entitled to obtain reimbursement of reasonable out-of-pocket expenses incurred by it on behalf of the Partnership, but, except as set forth in Section 10. 2 hereof, such expenses shall not include such Partner's overhead or salaries and benefits of its employees.

10.6 Asset and Property Management. The Limited Partners hereby authorize the General Partner to charge an asset management fee of 2% of the Partnership's gross revenues. Such fee shall be paid quarterly in arrears to the General Partner, provided that any and all property managers or property management companies which the General Partner may, in its sole discretion, elect to employ shall also be paid from this fee.

10.7 Partners' Cooperation. Each Partner hereby agrees to execute any and all instruments and documents and to take such actions as are necessary or proper to carry out the intentions and purposes of this Agreement.

10.8 Bank Accounts. The General Partner shall, on behalf of the Partnership, open and maintain such bank accounts for the Partnership as shall be deemed necessary with such banks as are satisfactory to the General Partner and all funds of the Partnership shall be Inept in such accounts. All withdrawals from, or transactions relating to, such accounts shall be made by the General Partner or its agent subject to the terms hereof, and all funds shall be disbursed from such accounts in accordance with this Agreement. There shall be no commingling of the property and assets of the Partnership with the property and assets of any other person.

10.9 Insider Agreements. Except as specifically provided herein, the Partnership shall not enter into any contract, arrangement or other course of dealing with any Partner or any affiliate of any Partner except on terms that are no less favorable to the Partnership than would be obtainable from an unaffiliated party.

10. 10 Indemnification. Subject to the provisions of the last sentence of this paragraph, the Partnership shall indemnify and hold harmless the General Partner, its affiliates, and their agents, employees and directors, if any, from any loss, liability or damage incurred or suffered by the General Partner, its affiliates, their agents, employees or directors by reason of an act performed or omitted to be performed by them or their agents, employees or directors in connection with the business of the Partnership, including attorney's fees incurred by it in connection with the defense of any claim or action based on any such act or omission, which attorney's fees may be paid as incurred, except to the extent indemnification is prohibited by law. All judgments or other assessments against the Partnership wherein the General Partner, its affiliates or their agents, employees or directors are entitled to indemnification pursuant to this Section 10. 10 shall be satisfied solely from the Partnership assets. Any indemnification required herein to be made by the Partnership shall be made promptly following the fixing of the loss, liability or damage incurred or suffered by a final judgment of any court, settlement, contract or otherwise. The General Partner, its affiliates, their agents, employees and directors (a) shall be entitled to the foregoing indemnification, and (b) shall not be liable to the Partnership for any loss, liability or damage suffered or incurred by the Partnership, directly or indirectly, in connection with its or their activities; provided that no person whose action or omission to act caused the loss, liability or damage incurred or suffered may receive indemnification or avoid liability by virtue of this Section 10. 10 if such course of conduct constituted fraud, gross negligence or willful misconduct and provided that the General Partner does not willfully violate its fiduciary duties to the Partners.

The indemnification rights contained in this paragraph 10. 10 shall be cumulative of, and in addition to, any and all rights, remedies and recourses to which the General Partner shall be entitled, whether pursuant to the provisions of this Agreement at law or in equity.

10.11 Right To Rely Upon The Authority of General Partner. Persons dealing with the Partnership may rely upon the representation of the General Partner that it has the authority to male any commitment or undertaking on behalf of the Partnership. No person dealing with the General Partner shall be required to determine its authority to make any such commitment or undertaking, nor to determine whether any other Partner concurs in the commitment or undertaking or any other fact or circumstance bearing upon the existence of its authority. In addition, no purchaser of any property or interest therein owned by the Partnership shall be required to determine the sole and exclusive authority of the General Partner to sign and deliver on behalf of the Partnership any instrument of transfer with respect thereto or to see to the application or distribution of revenues or proceeds paid or credited in connection therewith, unless such purchasers shall have received written notice from the Partnership affecting the same.

10.12  Sale of the Project.

     A. If the General Partner desires to sell, option, exchange or otherwise dispose of the Project (the "Sale"), it shall first give notice (the "Notice") to the Partners of its desire to make the Sale, and the terms on which it wishes to make the Sale. Each Partner shall then have 10 days from the date of the Notice (the "Notice Date") within which to notify the General Partner, in writing, that it wishes to purchase the entire Project on said terms. If more than one Partner gives such notification to the General Partner, then such Partners shall purchase the entire Project pro rata in proportion to the ratio that each such Partner's Partnership Interest bears to the total Partnership Interests of all Partners desiring to purchase the Project, or in such other proportion to which they may agree. The closing of such purchase shall occur at the Partnership's office no later than the 30th day after the Notice Date (unless such 30th day falls on a Saturday, Sunday or holiday, in which case it shall occur on the next business day).

     B. If the General Partner desires to make the Sale and it receives an offer to purchase the Project (the "Offer") and either the terms of the Offer are less favorable than those contained in the Notice or the Notice has not been sent to the Partners, the General Partner shall immediately give written notice by facsimile (the "Notice of Offer") to the Partners of its receipt of the Offer and the terms thereof. The General Partner shall negotiate in good faith with such offeror for a minimum acceptable period of 15 days for the Offer, if possible. Each Partner shall then have until the earlier to occur of: (i) 10 days from the date of the Notice of Offer (the "Offer Notice Date"), or (ii) the day prior to the date on which the Offer expires, within which to notify the General Partner, in writing, that it wishes to purchase the entire Project on said terms. If more than one Partner gives such notification to the General Partner, then such Partners shall purchase the entire Project pro rata in proportion to the ratio that each such Partner's Partnership Interest bears to the total Partnership Interests of all Partners desiring to purchase the Project, or in such other proportions to which they may agree. The closing of such purchase shall occur at the Partnership's office no later than the earlier to occur of: (i) the 30th day after the Offer Notice Date (unless such 30th day falls on a Saturday, Sunday or holiday, in which case it shall occur on the next business day), or (ii) the proposed date of closing set forth in the Notice of Offer.

     C. In lieu of purchasing the Project pursuant to Sections 10.12.A or B hereof, the Partners may otherwise agree that the Partner(s) desiring to purchase the Project can purchase the Partnership Interests of the Partners that do not desire to purchase the Project at a price equal to the amount which would have been distributed to the other Partners upon the Sale of the Project.

     D. If any Partner that notifies the General Partner pursuant to Sections 10.12.A or B hereof fails to purchase the Project on the date required in the applicable Section, such Partner failing to purchase (i) shall have no further rights under this Section 10.12, for a period of 3 years from the date of such failure, and the General Partner shall have the right to sell the Project without further offering it to such Partner during such 3 year period; and
(ii) shall pay all out of pocket expenses and costs incurred by the Partnership relating to or in connection with the proposed sale of the Project or such failure to purchase the Project.

     E.  If the Project is not purchased by a Partner pursuant to the terms of
Section 10.12.A or B hereof, the General Partner may sell the Project to a third party on terms no less favorable to the Partnership than the terms contained in the Notice or the Notice of Offer, as the case may be; provided that (x) a contract to sell the Project is entered into by the Partnership and such third party within 180 days from the Notice Date or the Offer Notice Date, as the case may be, and (y) the closing of such sale occurs within 240 days from the Notice Date or the Offer Notice Date, as the case may be.

ll.  BOOKS AND RECORDS

11.1  Maintenance.

     A. The General Partner shall maintain accurate books and records for the Partnership in accordance with generally accepted accounting principles consistently applied, showing all of its assets, liabilities, capital, income, expenses, operations, transactions and financial condition.

     B. The Partnership shall maintain at its registered office as set forth in Section 3 hereof, or such other office as it may designate from time to time, the following: (i) a current list of the full name and last known address of each Partner separately identifying, in alphabetical order, the General Partners and the Limited Partners and setting forth the amount of cash and a description and statement of the agreed value of the other property or services contributed by each Partner and which each Partner has agreed to contribute in the future, and the date on which each became a Partner; (ii) a copy of the Certificate, and all certificates of amendment thereto or restatement thereof, together with executed copies of any powers of attorney pursuant to which any such certificate has been executed; (iii) copies of the Partnership's federal, a state and local income tax returns and reports, if any, for the three most recent fiscal years; and (iv) copies of any then effective written partnership agreements and any amendments thereto and of any financial statements of the Partnership, if any, for the three most recent fiscal years.

11.2  Accounting and Tax Returns.   As soon as practicable after the end of
each fiscal year (but in no event later than 90 days thereafter), the General Partner shall provide (i) financial statements, reviewed by a certified public accountant, covering the assets, properties, liabilities and capital of the Partnership and its income, expenses, transactions and operations during the preceding fiscal year, and all matters and things customarily included in such statements. At the (i) request and expense of any Partner, or (ii) expense of the Partnership, if the General Partner deems it advisable, such statements shall be audited by an independent certified public accountant selected by the General Partner. The General Partner shall cause an independent certified public accountant to prepare at the expense of the Partnership all tax returns for the Partnership which shall be furnished to each Partner no later than (i) 90 days, or (ii) if the Partnership has extended the due date for filing its tax return, 120 days, after the end of each fiscal year of the Partnership.
If the tax returns of the Partnership are not prepared in final form within 90 days after the end of any fiscal year of the Partnership, the Partnership will provide to each Partner an estimate of the Partnership's taxable income for such immediately preceding fiscal year. Subject to the terms of this Agreement, the General Partner shall be the "tax matters partner" for the purpose of Sections 6221-6232 of the Code and the Regulations. As such, the General Partner will communicate with the Internal Revenue Service and take actions on behalf of the Partnership in connection with tax matters, but, in all events, shall obtain Majority Consent of the other Partners before taking any action, or failing to take any action, which would affect the interests of the other Partners.

11.3  Fiscal Year of Partnership; Method of Accounting.   The fiscal year of
the Partnership shall end on September 30 of each year. The Partnership shall use the accrual method of accounting for financial accounting and federal income tax purposes.

11.4 Examination of Books. Each Partner and the duly authorized representative of each Partner shall have the right and power to inspect and copy, at the reasonable request and expense of such Partner, during ordinary business hours, the books and records of the Partnership. The General Partner will provide to the Partners all information reasonably requested by them concerning the Partnership.

11.5 Section 754 Election. The General Partner may, in its sole discretion, cause the Partnership to make timely election, or revoke such election, in accordance with Section 754 of the Code to adjust the basis of the Partnership property as described in Sections 734 and 743 of the Code; provided, however, that any Partner may require the General Partner to make or take appropriate actions to revoke such an election so long as that Partner pays any and all costs, fees and expenses (including, without limitation, attorneys' fees and any initial and any ongoing additional bookkeeping costs) incurred by the Partnership in connection with such an election or actions relating to such revocation.

12.  DISTRIBUTIONS

Except as provided in Section 13, all Partnership Revenues, as hereinafter defined, shall be used first to pay the costs and expenses of the Partnership, including but not limited to debt service, taxes assessed on the Partnership or its property, operating expenses and charges (including all fees authorized in Section 10 hereof and other expenses relating to the Project), capital costs and the establishment of such reserves not to exceed $250,000 as the General Partner shall, in its sole discretion, deem necessary, and then will be distributed, not less frequently than quarterly, to the Partners in accordance with their respective Partnership Interests. For purposes hereof, "Partnership Revenue" shall mean all revenues of any kind received by the Partnership, including the net proceeds of financing or sale of the Project and of termination of the Partnership, and all receipts from the operation of the Project, but shall not include capital contributions or loans by the Partners.

13.  LIQUIDATING DISTRIBUTIONS

Notwithstanding the provisions of Section 12 hereof but subject to Section
14.8 hereof, on liquidation of the Partnership (or any Partner's Partnership Interest), liquidating distributions shall be made in accordance with the positive Capital Account balances of the Partners, as determined after taking into account adjustments for the Partnership taxable year during which such liquidation occurs, by the end of such taxable year (or, if later, within 90 days after the date of such liquidation), provided, that if the amount available upon liquidation exceeds the amount available upon balances (as adjusted), such excess shall be distributed in accordance with Section 12.

14.  ALLOCATION OF TAXABLE INCOME AND LOSSES

14.l  Allocation of Taxable Income and Losses.  Except as set forth in Section
14.2 hereof, all income, gain, loss and deductions of the Partnership shall be allocated to each Partner in accordance with such Partner's respective Partnership Interest as set forth in Section 7 hereof.

14.2  Special Allocations.

     A. Minimum Gain Chargeback. Notwithstanding any other provision of this Agreement, if there is a net decrease in Partnership minimum gain (as defined in Regulations Section 1.704-lT(b)(4)(iv)(c)), items of income and gain shall be allocated to all Partners in accordance with Regulations Section 1.704-lT(b)(4)(iv)(e), and such allocations are intended to comply with the minimum gain chargeback requirements of Regulations Section 1.704 lT(b)(4)(iv) and shall be interpreted consistently therewith.

     B. Section 704(c) Allocation. Solely for Federal, state, and local income tax purposes and not for book or Capital Account purposes, depreciation, amortization, gain, or loss with respect to property that is properly reflected on the Partnership's books at a value that differs from its adjusted basis for federal income tax purposes shall be allocated in accordance with the principles and requirements of Code Section 704(c) and the Regulations promulgated thereunder, and in accordance with the requirements of the relevant provisions of the Regulations issued under Code Section 704(b). For Capital Account purposes, depreciation, amortization, gain or loss with respect to property that is properly reflected on the Partnership's books at a value that differs from its adjusted basis for tax purposes shall be determined in accordance with the rules of Regulations Section 1.704-l(b)(2)(iv)(g).

     C. Risk of Loss Allocation. Any item of Partner Nonrecourse Deduction (as hereinafter defined) with respect to a Partner Nonrecourse Debt (as hereinafter defined) shall be allocated to the Partner or Partners who bear the economic risk of loss for such Partner Nonrecourse Debt in accordance with Regulations Section 1.704 lT(b)(4)(iv)(h)(2). The term "Partner Nonrecourse Deduction" means any item of loss that is attributable to a Partner Nonrecourse Debt pursuant to Regulations Section 1.704 lT(b)(4)(iv)(h)(2) and
(3). The term "Partner Nonrecourse Debt" means any nonrecourse debt of the Partnership (within the meaning of Regulations Section 1.704-lT(b)(4)(iv)(k)(2)) for which any Partner bears the economic risk of loss (within the meaning of Regulations Section 1.704-lT(b)(4)(iv)(k)(1)). Subject to Section 14.2.A hereof, but notwithstanding any other provision of this Agreement, in the event that there is a net decrease in minimum gain attributable to a Partner Nonrecourse Debt (such minimum gain hereafter referred to as "Partner Nonrecourse Minimum Gain") for a taxable year of the Partnership, then, after taking into account allocations pursuant to Section
14. 2.A hereof, but before any other allocations are made for such taxable year, each Partner with a share in the Partner Nonrecourse Minimum Gain attributable to such Partner Nonrecourse Debt at the beginning of such year shall be allocated items of income and gain for such year (and, if necessary, for subsequent years) in proportion to, and to the extent of, an amount equal to the greater of (i) the portion of such Partner's share of the net decrease in Partner Nonrecourse Minimum Gain that is allocable under Regulations
Section 1.704-lT(b)(4)(iv)(h)(4) to the disposition of Partnership property subject to such Partner Nonrecourse Debt or (ii) the deficit balance in such Partner's Capital Account at the end of such year (determined before any allocation of Partnership income, gain, loss, deduction or Code Section 705(a)(2)(ii) expenditure for such year and by excluding from such deficit Capital Account balance any amount such Partner is obligated to restore under Regulations Section 1.704 l(b)(2)(ii)(c) as well as any addition thereto for such Partner's share of Partner Nonrecourse Minimum Gain and Partnership minimum gain (as defined in Regulations Section 1.704-lT(b)(4)(iv)(c)). For this purpose, the Partner's Capital Accounts shall be reduced by the items described in Regulations Section 1.704-l(b)(2)(ii)(d)(4), (5) and (6). The items to be allocated pursuant to this subparagraph shall be determined in accordance with Regulations Section 1.704-lT(b)(4)(iv)(h)(4). A Partner's share of the Partner Nonrecourse Minimum Gain shall be determined in accordance with Regulations Section 1.704-lT(b)(4)(iv)(h)(5).

     D. Allocation of Excess Nonrecourse Liabilities. For the purpose of determining each Partner's share of the Partnership nonrecourse liabilities pursuant to Regulations Section 1.752 lT(e)(l), and solely for such purpose, each Partner's interest in Partnership profits is hereby specified to be such Partner's Partnership Interest.

     E. Unexpected Allocations and Distributions. No allocations may be made to a Limited Partner to the extent such allocation causes or increases a deficit balance in such Limited Partner's Capital Account in excess of any amount that such Limited Partner is obligated to restore (taking into account Regulations Section 1.704-l(b)(2)(ii)(d), 1.704-lT(b)(4)(iv)(h)(5) and
1.704 lT(b)(4)(iv)(f) as of the end of the taxable year to which such allocation relates. Notwithstanding any other provision of this Agreement except Sections 14.2.A and 14.2.C hereof, in the event that a Limited Partner unexpectedly receives an adjustment, allocation or distribution described in Regulations Section 1.704-l(b)(2)(ii)(d)(4), (5) or (6) which results in such Limited Partner having a negative Capital Account balance (as determined above), then such Limited Partner shall be allocated items of income and gain in an amount and manner sufficient to eliminate, to the extent required by the Regulations, such negative balance in such Limited Partner's Capital Account as quickly as possible.

     F. Capital Events. All net income, gain, loss and deductions of the Partnership resulting from a Capital Event shall be allocated among the Partners in proportion to their respective Partnership Interests.

     G. Special Allocation of Loss. Notwithstanding any other provision of this Agreement, in the Partnership's initial year, there shall first be allocated to Convex Computer Corporation $200,000 of gross items of deduction and loss, with all remaining income, gain, loss and deduction allocated to each Partner in accordance with such Partner's respective Partnership Interest set forth in Section 7 hereof.

14.3 Capital Accounts of Transferred Partnership Interest. Upon the transfer of all or any part of a Partnership Interest as permitted by this Agreement, the Capital Account (or portion thereof) of the transferor that is attributable to the transferred interest (or portion thereof) shall carry over to the transferee, as prescribed by Regulations Section 1.704l(b)(2)(iv)(1).

14.4 Deficit Funding Obligation. Notwithstanding anything to the contrary contained in this Agreement, the General Partner shall be unconditionally obligated to make contributions to the Partnership so as to restore the deficit balance in the General Partner's Capital Account at such time or times as are required by Regulations Section 1.704 l(b)(2)(ii)(b)(3). The determination of the deficit balance (if any) in the General Partner's Capital Account upon the liquidation of the Partnership or an interest in the Partnership shall be made after consideration of all Capital Account adjustments, including the allocation of all income, gain, loss and deductions for such year and income, gain, loss and deductions that would be incurred if the Partnership disposed of or distributed all of its assets to the Partners. The parties do not intend this deficit restoration provision to cause the General Partner to be liable, directly or indirectly, for any nonrecourse liabilities of the Partnership. The contributions to the Partnership made pursuant hereto shall first be used to satisfy the creditors of the Partnership; any remaining amounts shall be distributed to the Partners in accordance with this Agreement.

14.5 Time of Allocation. The allocations set forth above shall be made as of the end of each fiscal year.

14.6 Transfers During Taxable Year. All taxable income, gain, loss and deductions allocable pursuant to Section 14. 1 for a fiscal year with respect to any Partnership Interest which may have been transferred during such year shall be allocable between the transferor and transferee based upon the number of days that each was recognized by the Partnership as the owner of such Partnership Interest, without regard to the results of Partnership operations during the particular days of such fiscal year and without regard to which cash distributions were made to the transferor or transferee; provided however, that all income, gain, loss and deductions so allocated as the result of a Capital Event shall be allocated to the recognized owner of the Partnership Interest for the day on which the Capital Event giving rise to such gain, loss or deduction occurred.

14.7 Right to Use Alternative Method of Calculations. Notwithstanding anything else in this Section 14, the Partnership shall have the right to use a different method of allocating Partnership income and loss if it is advised by the Partnership accountant or tax counsel that the method of allocation provided herein does not comply with the Code or the Regulations. The General Partner shall notify each Partner of any change in the method of allocating Partnership income or loss in accordance with this paragraph promptly after the occurrence thereof.

14.8 Adjustment of Capital Accounts. After all allocations for the taxable year are made, Capital Accounts shall be adjusted by the Partnership to the extent necessary to comply with applicable laws, regulations and administrative pronouncements. The tax allocation provisions of this Agreement are intended to produce final Capital Account balances that are at levels ("Target Final Balances") which permit liquidating distributions that are made in accordance with such final Capital Account balances to be equal to the distributions that would occur under Section 12 hereof if such liquidating proceeds were distributed pursuant to such Section 12. To the extent that the tax allocation provisions of this Agreement would not produce the Target Final Balances, the Partners agree to take such actions as are necessary to amend such tax allocation provisions to produce such Target Final Balances. Notwithstanding the other provisions of this Agreement, allocations of income, gain, loss and deductions (including income, gain, loss and deductions from Capital Events) shall be made prospectively as necessary to produce such Target Final Balances (and, to the extent such prospective allocations would not affect such result, the prior tax returns of the Partnership shall be amended to reallocate income, gain, loss and deductions to produce such Target Final Balances) .

15.  ASSIGNABILITY OF GENERAL AND LIMITED PARTNERS' INTEREST

15.1 General Partner's Interest; Admission of Successor or Additional General Partners.

     A. Upon the General Partner's insolvency, bankruptcy, dissolution or any other event which under law requires the dissolution of the Partnership absent a determination to continue the Partnership (collectively, "Disabling Event"), its personal representative, executor, administrator or trustee, as the case may be (collectively, "Representative"), may designate one or more persons to be the successor general partners, with such participation in the Partnership Interest of the existing General Partner as the Representative and such successor may agree upon. In addition, if any Disabling Event shall occur, the Partners, by Majority Consent (upon five days notice to the Representative), may convert the Interest of the General Partner into a limited partnership interest, with the same economic rights previously attached thereto, but only with the rights of a limited partner regarding the management of the Partnership and appoint a new general partner and transfer to it such partnership interest ( taken from all the Partners, pro rata) as they may determine by Majority Consent. In the event of any appointment of a new general partner as described above, the Partnership shall continue in existence under the terms hereof; provided that, in the opinion of counsel to the Partnership, the substitution of such new general partner will not adversely affect the Partnership's qualification as a Partnership for tax purposes.

     B. The General Partner may substitute in its stead any affiliate of the General Partner, which shall include any entity that controls, is controlled by, or is under common control with, the General Partner upon the prior written consent of the other Partners, which consent shall not be unreasonably withheld.

15.2  Restrictions on Transferability of General Partner's Partnership
Interest.

     A. Except as set forth in Section 15.1 hereof, the General Partner shall not be permitted to sell, transfer, pledge, encumber, or otherwise dispose of, by operation of law or otherwise (collectively, "Transfer"), the whole or any part of its Partnership Interest without the prior written consent of the Limited Partners.

     B. Notwithstanding anything herein to the contrary, the General Partner shall not Transfer its Partnership Interest if such proposed sale or exchange, when added to the total of all other Transfers by all Partners of Partnership Interests within the preceding 12 months, would, in the opinion of counsel for the Partnership, result in the termination of the Partnership under Section 708 of the Code of 1986, as amended, unless the Partnership and the transferring holder shall have received a ruling from the Internal Revenue Service that the proposed sale or exchange would not cause such termination.

     C. Notwithstanding anything herein to the contrary, the General Partner shall not Transfer its Partnership Interest unless the transferee shall have paid or, at the election of the General Partner, become obligated to pay all reasonable expenses connected with such Transfer.

     D. Notwithstanding anything herein to the contrary, the General Partner shall not Transfer its Partnership Interest unless such proposed Transfer is, in the opinion of counsel to the Partnership, an exempt transaction under the Securities Act of 1933, as amended (the "Securities Act") and under any applicable state securities laws.

15.3  Restrictions on Transferability of Limited Partners' Partnership
Interests.

     A. None of the Limited Partners shall Transfer the whole or any part of its Partnership Interest without first complying with Section 15.4 hereof and, unless the transferee is a Partner, without the prior written consent of the General Partner, which consent shall not be unreasonably withheld. Any unauthorized transfer shall be void ab initio.

     B. Notwithstanding anything herein to the contrary, a Limited Partner shall not Transfer its Partnership Interest if such proposed Transfer, when added to the total of all other Transfers by all Partners of the Partnership Interests within the preceding 12 months, would, in the opinion of counsel for the Partnership, result in the termination of the Partnership under Section 708 of the Code, as amended, unless the Partnership and the transferring holder shall have received a ruling from the Internal Revenue Service that the proposed sale or exchange would not cause such termination.

     C. Notwithstanding anything herein to the contrary, no Limited Partner shall Transfer its Partnership Interest unless the transferee shall have paid or, at the election of the General Partner, become obligated to pay all reasonable expenses connected with such Transfer. Any transferee of a Partnership Interest shall be bound by this Section 15.

     D. Notwithstanding anything herein to the contrary, a Limited Partner shall not Transfer its Partnership Interest unless such Transfer is, in the opinion of counsel to the Partnership, an exempt transaction under the Securities Act and under any applicable state securities laws.

15.4 Right of First Refusal. If any Limited Partner shall wish to Transfer all or any part of its Partnership Interest, the Limited Partner desiring to make the Transfer shall first give notice (the "Notice") to the other Partners of its desire to make such Transfer, the bona fide terms on which it wishes to Transfer such Partnership Interest and information regarding the potential transferee. The other Partners shall then have 30 days in which to purchase such Partner's Partnership Interest on the terms contained in the Notice, pro rata in proportion to their Partnership Interests or in such other proportions as they may agree to. Any purchase of a Partnership Interest by one or more Partners pursuant to the preceding sentence shall be, in aggregate, for the entire portion being offered of such Partnership Interest. If such Partnership Interest is not so purchased by one or more Partners, the Partner desiring to make the Transfer may sell such Partnership Interest to the third party described in the notice on terms no less favorable to such Partner than the terms contained in such notice for a period of 120 days from the date of such notice.

15.5 Substituted Limited Partners. Except as otherwise provided in this Agreement, an assignee of the whole or any portion of a Limited Partner's Partnership Interest shall not have the right to become a substituted Limited Partner in place of its assignor unless (i) the written consent of the General Partner to such substitution shall have been obtained, which consent, in the General Partner's absolute discretion, may be withheld; (ii) the assignment instrument shall have been in form and substance reasonably satisfactory to the General Partner; (iii) the assignor and assignee named therein shall have executed and acknowledged such other instrument or instruments as the General Partner may reasonably deem necessary or desirable to effectuate such admission; (iv) the assignee shall have accepted, adopted and approved in writing all of the terms and provisions of this Agreement, as the same may have been amended; and (v) if required, the Partnership Interest was first offered to the Partners in accordance with Section 15.4 hereof. Assignees of limited Partnership Interests will be recognized by the Partnership as substituted Limited Partners as of the commencement of the first fiscal quarter following the satisfaction of the foregoing conditions. Each Limited Partner hereby consents to the admission of such substituted Limited Partners.


15.6 Withdrawal of Limited Partner. Except as otherwise specifically permitted by this Agreement, no Limited Partner shall be entitled to withdraw from the Partnership.

15.7 Insolvency, Legal Incompetency, or Dissolution of Limited Partner. The insolvency, legal incompetency, or dissolution of a Limited Partner shall not dissolve or terminate the Partnership. Upon the termination, bankruptcy or dissolution of a Limited Partner, the trustee, personal representative, guardian or other successor in interest of such Limited Partner shall have all the rights and be liable for all the liabilities of the Limited Partner in the Partnership to the extent of such Limited Partner's Partnership Interest, subject to the terms and conditions of this Agreement, and, with the prior written consent of the General Partner, which may be withheld at its sole discretion, may be substituted for such Limited Partner.

16.  DEFAULT

Except as otherwise specifically provided herein, if a Limited Partner defaults in the performance of its obligations hereunder and such default continues for 30 days after written notice thereof from the General Partner, then the Partnership shall have all rights hereunder or at law or in equity.

If the General Partner materially defaults in the performance of its obligations hereunder and such default continues for 30 days after written notice thereof from one of the non-defaulting Partners, the non-defaulting Partners shall have all rights hereunder at law or in equity; provided, however, that if such default is not one of intentional wrongdoing by the General Partner and cannot be cured within such 30 day period, but the General Partner diligently attempts to cure such default, the non-defaulting Partners shall not have such rights until the General Partner ceases its diligent attempt to cure such breach.

17.  NOTICES

Any notices and demands hereunder shall be in writing, shall be deemed to have been given on receipt, and, unless otherwise provided herein, shall be delivered by facsimile or overnight messenger service or, if to a different country, by a recognized international courier to the addresses set forth on Exhibit A hereto.

The Partners shall each have the right by notice in writing to the General Partner pursuant to the provisions of this Section 17 to change, from time to time, the respective addresses and/or parties to whom or at which said notice hereunder shall be given.

18.  NO PARTITION

No partner shall have the right to partition any property of the Partnership during the term of this Agreement nor shall any Partner make application to any court or authority having jurisdiction in the matter or commence to prosecute any action or proceeding for partition and the sale thereof, and upon any breach of the provisions of this paragraph by any Partner, the other Partners, in addition to all rights and remedies at law and in equity it may have or claim, shall be entitled to a decree or other restraining order enjoining such application, action or proceedings.

19.  AMENDMENT OF PARTNERSHIP AGREEMENT

Except as otherwise required by law, this Agreement contains the entire understanding of the Partners and cannot be modified or amended without Majority Consent; provided, however, that this Agreement may be amended by the General Partner, from time to time in any respect to, (i) add to the representations, duties or obligations of the General Partner or surrender any right of control to the General Partner herein, (ii) cure any ambiguity solely of a technical nature, correct or supplement any provisions herein which may be inconsistent with any other provision herein, and (iii) to admit new general and limited partners into the Partnership pursuant to Section 15 hereof; provided, further, that without the consent of each Partner to be adversely affected by the amendment, this Agreement may not be amended so as to (i) convert a Limited Partner to a General Partner; (ii) modify the liability of a Limited Partner; (iii) alter the interest of a Limited Partner in profits or losses or in cash distributions of the Partnership; (iv) cause the disclosure of the identity of any natural person owning an interest in the Partnership or any of the Partners or any affiliates or subsidiaries thereof;
(v) impose restrictions on the assignability or transferability of Partnership Interests greater than the restrictions set forth in Section 15 hereof; (vi) terminate the Partnership; (vii) materially alter the purpose of the Partnership as set forth in Section 4 hereof; (viii) reduce any time period set forth herein for notice and cure periods; or (ix) increase the amount of any fees payable or permitted to be paid hereunder to the General Partner.
The General Partner shall notify each Partner of any amendment to this Agreement effected in accordance with this Section 19 promptly after the occurrence thereof.

20.  REPRESENTATIONS AND WARRANTIES

By executing this Agreement, each Limited Partner represents and warrants as follows:

     A. It is purchasing its Partnership Interest for its own account and not with a view towards resale or distribution thereof and does not nose have any reason to anticipate any change in its circumstances or other particular occasion or event which would cause it to sell its Partnership Interest.

     B. It is a sophisticated investor and recognizes that real estate investments involve certain risks and it has taken full cognizance of and understands such risks.

     C. It understands that the Partnership Interests have not been registered under the Securities Act or applicable state securities laws (the "State Laws") and may not be resold unless registered under the Securities Act and State Laws or unless exemptions therefrom are available.

     D. It has been afforded the opportunity to request any and all relevant information concerning the Project and the Partnership's proposed business and has been provided with all information it has requested and with copies of all documents it has requested.

21.  MISCELLANEOUS

21.1 Governing Law. This Agreement shall be construed and interpreted in accordance with the laws of the State of Texas, and the Partnership shall be subject to the Act, except as may be otherwise expressly provided herein.

21.2 Other Business Interests. Except as specifically provided herein, this Agreement shall not be deemed to limit any Partner in engaging in any business or venture of any kind, independently or with others, including, but not limited to, the real estate business in all its phases.

21.3 Headings. Section headings and subheadings thereunder are for the convenience of reference only, and shall be given no legal effect in the interpretation of this Agreement.

21.4 Nouns and Pronouns. Unless the context otherwise requires, any pronouns whenever used herein shall include corresponding masculine, feminine or neuter pronouns and the singular of any noun or pronoun shall include the plural and vice versa, as the case may be.

21.5 Counterparts. This Agreement may be executed in any number of counterparts, all of which taken together shall constitute one and the same instrument.

21.6 Severability. In the event any part or provision of this Agreement is invalid for any reason, the remainder of this Agreement shall continue and be deemed in full force and effect.

21.7 Withholding. The Partnership shall have the right to withhold any funds as may be required under the laws of the United States or any state with respect to tax obligations of any Partner.

21.8 Reproduction of Documents. This Agreement may be reproduced by any photographic, photostatic, microfilm, microcard, miniature photographic or other similar process and any original document so reproduced may be destroyed. Each of the parties hereto hereby agree and stipulate that any such reproduction shall be admissible in evidence as the original itself in any judicial or administrative proceeding (whether or not the original is in existence or whether or not such reproduction was made in the regular course of business) and that any enlargement, facsimile or further reproduction shall likewise be admissible in evidence.

22.  BINDING EFFECT

Except as otherwise expressly provided herein, each and all of the provisions hereof shall be binding upon and inure to the benefit of the parties hereto and their respective legal representatives, successors and assigns.

23.  TIME OF THE ESSENCE

Time is of the essence to each and every provision of this Agreement.

IN WITNESS WHEREOF, the parties hereto have executed and delivered this Partnership Agreement as of the day and year first written above.

MANTAX (America), Inc .

By: /s/  Me.  Emmanuel Ducrest

Its: President


AMBER REALTY, INC.

By: /s/  Me.  Andre Gillioz

Its: President


CONVEX COMPUTER CORPORATION

By: /s/ J.  Cameron McMartin

Its: Vice President, Finance and
       Chief Financial Officer













































                                     EXHIBIT A

                                    Partnership
General Partner                                  Address           Interest

Mantax (America), Inc.                       c/o Abed & Savage         2%
                                             1101 Seventeenth St. N.W.
                                             Suite 405
                                             Washington, D.C.  20036
                                             Facsimile: (202)452-1489


Limited Partners

Amber Realty, Inc.                           c/o Croisier & Gillioz    49%
                                             61 Rue Du Rhone
                                             1204 Geneva
                                             Switzerland
                                             Facsimile: (412)310-8192

Convex Computer Corporation                  3000 Waterview Parkway    49%
                                             P. O. Box 833851
                                             Richardson, Texas 75083
                                             Attn: Jimmie L. Mayhew
                                             Facsimile: (214)497-4441






































                                  EXHIBIT B


Being Lot 2, Block 2 of REPLAT OF SYNERGY PARK ADDITION, an Addition to the City of Richardson, Collin County, Texas according to the plat thereof recorded in Volume G. Page 680, Map Records, Collin County, Texas.





                                      EXHIBIT C

For illustrative purposes only, the Partners hereby set forth an example of the adjustment permitted by Clause 8.5.C(ii) in the event that a Partner does not make an Additional Contribution and the General Partner elects to adjust the Partner's Partnership Interest.

Partner                           GP          LP-A          LP-B         TOTAL

Beginning Partnership          2.000%       49.000%       49.000%     100.000%

    Interest

Beg.  Book Value of           $2,000       $49,000       $49,000     $100,000
   Capital Accounts

Additional Capital            $  200       $ 4,900       $     0     $  5,100
   Contribution in response to
   a $10,000 Capital Call

Further Capital Contribution  $    0       $ 4,900           X       $  4,900
   to make up for the Defaulting
   Partner*

Ending Book Value of Capital  $2,200       $58,800        $49,000    $110,000
   Accounts

Ending Partnership Interest   2.000%        53.455%        44.545%    100.000%



*This example is not meant to preclude the possibility that a non-defaulting Partner might instead elect to make a Default Loan to the Partnership.



















                                    EXHIBIT 10.8.1


                                     AMBVEX LTD.

                  First Amendment to Limited Partnership Agreement


WHEREAS, by Agreement dated March 21, 1994 the parties hereto have associated together as the Partners of Ambvex Ltd., a Texas limited partnership; and

WHEREAS, pursuant to Section 19 of the March 21 Agreement, the Partners now desire to amend certain terms of that Agreement;

NOW THEREFORE, in consideration of the mutual covenants and agreements herein contained and for other valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the Partners hereby agree as follows:

(1) Unless otherwise amended, terms defined in the Agreement have the same meaning herein.

(2) Section 1. Definitions of the Agreement is amended to define "Condition Precedent" as follows:

"Condition Precedent shall mean the execution of a contract for the Purchase of the Project from the Chamansynergy Limited Partnership.

(3) Section 8.3.A of the Agreement is amended to provide that Convex Computer Corporation ("Convex") shall contribute its $2 million share of the Refinancing Funds to the Partnership in the following manner:

     (a) On June 10, 1994, Convex shall transfer $2 million to an escrow account held by Commonwealth Land Title Company of Dallas ("the Escrow Agent").

     (b) Convex shall instruct the Escrow Agent to hold these Refinancing Funds on behalf of the Partnership until such time as the Condition Precedent is satisfied.

     (c) Immediately upon presentation to Convex by the General Partner of a contract for the purchase and sale of the Project executed by the Chamansynergy Limited Partnership, Convex shall instruct the Escrow Agent to release the Refinancing Funds to the General Partner pursuant to the General Partner's instructions.

     (d) In consideration for the execution of a guaranty Agreement by Amber Realty, Inc. in favor of Chamansynergy Limited Partnership, Convex agrees that it shall execute a substantially identical guaranty for its proportionate share in favor of Amber Realty, Inc. prior to satisfaction of the Condition Precedent.

(4) Section 8.4.A. of the Agreement is amended to provide that the Partners shall contribute the Purchase Funds to the Partnership on July 5, 1994.

(5) Section 8.4.A.(3) of the Agreement is amended to add the following subsections (i) and (ii):

     (i) Convex Computer Corporation shall also pay any interest and penalty charges ultimately payable by any Partner to Allstate Life Insurance Company for the period from July 1, 1994 through July 12, 1994 pursuant to the terms of that certain Deed of Trust Note dated June 2, 1989, less the other Partners' share of the interest expense which otherwise would have been paid to Hartford Life Insurance Company for the same period.

     (ii) The Partners shall pay their proportionate share of any of the above-mentioned interest and penalty charges assessed for any period of time after July 12, 1994.

(6) Section 8.4.C. of the Agreement is amended to substitute the words "August 15, 1994" for the words "July 1, 1994".

IN WITNESS WHEREOF, the Partners have executed this First Amendment effective as of the 10th day of June 1994.

MANTAX (AMERICA)  , INC.

By: /s/ Me.  Emmanuel Ducrest
Its President

AMBER REALTY, INC.

By: /s/ Me.  Andre Gillioz
Its President

CONVEX COMPUTER CORPORATION

By:/s/ J.  Cameron McMartin
Its Vice President, Finance and
Chief Financial Officer
















































                                 EXHIBIT 10.8.2



                                   AMBVEX LTD.

                Second Amendment to Limited Partnership Agreement

WHEREAS, by Agreement dated March 21, 1994, as amended by that First Amendment to Limited Partnership Agreement dated June 10, 1994 (collectively, the "Agreement"), the parties hereto have associated together as the Partners of Ambvex Ltd., a Texas limited partnership; and

WHEREAS, pursuant to Section 19 of the Agreement, the Partners now desire to amend certain terms of that Agreement;

NOW THEREFORE, in consideration of the mutual covenants and agreements herein contained and for other valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Partners hereby agree as follows:

(1)  Terms defined in the Agreement have the same meaning herein.

(2) Section 12 of the Agreement is amended by adding the following text to the end of that Section:

The Partners acknowledge that the Project is being financed, in part, by a mortgage loan having a term of 10 years and an amortization period of 11 years. The General Partner may establish a reserve not to exceed $ 1,392,957.72 to be used to repay the mortgage loan at maturity. The repayment reserve will be invested by the General Partner in short-term United States Treasury or similar investment grade securities. The repayment reserve will be funded by withholding beginning not earlier than August 1, 1999, the distribution of up to $22,000 per month of Partnership Revenues (net after expenses).

IN WITNESS WHEREOF, the Partners have executed this Second Amendment effective as of the 13th day of July, 1994.

MANTAX (AMERICA)  , INC.


By:
Its Secretary

AMBER REALTY, INC.


By: /s/ Me.  Andre Gillioz
       Its President


CONVEX COMPUTER CORPORATION

By: /s/ J.  Cameron McMartin
       Vice President, Finance
       and Chief Financial Officer











                                      Exhibit 10.9

SS-Soft. Corp.-030184-092492                      Agreement Number SOFT-02340

                           UNIX SYSTEM LABORATORIES INC.
                                 SOFTWARE AGREEMENT

1. UNIX SYSTEM LABORATORIES, INC., a Delaware corporation ("USL"), having an office at 190 River Road, Summit, New Jersey 07901, and CONVEX COMPUTER CORPORATION, a Delaware corporation having an office at 3000 Waterview Parkway, (P. O. Box 833851), Richardson, Texas 75083-3851, for itself and its SUBSIDIARIES (collectively referred to herein as "LICENSEE") agree that, after execution of this Agreement by LICENSEE and acceptance of this Agreement by USL, the terms and conditions set forth in this Agreement shall apply to use by LICENSEE of SOFTWARE PRODUCTS that become subject to this Agreement.

2. USL makes certain SOFTWARE PRODUCTS available under this Agreement. Each such SOFTWARE PRODUCT shall become subject to this Agreement on acceptance by USL of a Supplement executed by LICENSEE that identifies such SOFTWARE PRODUCT and lists the DESIGNATED CPUs therefor. The first Supplement for a specific SOFTWARE PRODUCT shall have attached a Schedule for such SOFTWARE PRODUCT. Any additional terms and conditions set forth in such Schedule shall also apply with respect to such SOFTWARE PRODUCT. Initially, Supplement(s) numbered 1 are included in and made part of this Agreement.

3. Additional Supplements may be added to this Agreement to add additional SOFTWARE PRODUCTS (and DESIGNATED CPUs therefor) or to add or replace DESIGNATED CPUs for other SOFTWARE PRODUCTS covered by previous Supplements. Each such additional Supplement shall be considered part of this Agreement when executed by LICENSEE, if required, and accepted by USL.

4. This Agreement and its Supplements set forth the entire agreement and understanding between the parties as to the subject matter hereof and merge all prior discussions between them, and neither of the parties shall be bound by any conditions, definitions, warranties, understandings or representations with respect to such subject matter other than as expressly provided herein or as duly set forth on or subsequent to the date of acceptance hereof in writing and signed by a proper and duly authorized representative of the party to be bound thereby. No provision appearing on any form originated by LICENSEE shall be applicable unless such provision is expressly accepted in writing by an authorized representative of USL.


              Accepted by:

COMPUTER CORPORATION                                UNIX LABORATORIES, INC.

By:   /s/ Philip N. Cardman                         By:   /s/ A.R. DeGirlamo

Title: Vice President & General Counsel             Title: Director, Licensing
                                                           and Operations

Date: 02 December 1993                              Date:  12/6/93





















                                 I. DEFINITIONS

1.01 CPU means central processing unit.

1.02 COMPUTER PROGRAM means any instruction or instructions, in source-code or object-code format, for controlling the operation of a CPU.

1.03 DESIGNATED CPU means any CPU listed as such for a specific SOFTWARE PRODUCT in a Supplement to this Agreement.

1.04 SOFTWARE PRODUCT means materials such as COMPUTER PROGRAMS, information used or interpreted by COMPUTER PROGRAMS and documentation relating to the use of COMPUTER PROGRAMS. Materials available from USL for a specific SOFTWARE PRODUCT are listed in the Schedule for such SOFTWARE PRODUCT. Certain SOFTWARE PRODUCTS available under this Agreement may contain materials prepared by other developers.

1.05 SUBSIDIARY of a company means a corporation or other legal entity (i) the majority of whose shares or other securities entitled to vote for election of directors (or other managing authority) is now or hereafter controlled by such company either directly or indirectly; or (ii) the majority of the equity interest in which is now or hereafter owned and controlled by such company either directly or indirectly; but any such corporation or other legal entity shall be deemed to be a SUBSIDIARY of such company only so long as such control or such ownership and control exists.

                              II. GRANT OF RIGHTS

2.01 USL grants to LICENSEE a personal, nontransferable and non-exclusive right to use in the United States each SOFTWARE PRODUCT identified in the one or more Supplements hereto, solely for LICENSEE's own internal business purposes and solely on or in conjunction with DESIGNATED CPUs for such SOFTWARE PRODUCT. Such right to use includes the right to modify such SOFTWARE PRODUCT and to prepare derivative works based on such SOFTWARE PRODUCT, provided that any such modification or derivative work that contains any part of a SOFTWARE PRODUCT subject to this Agreement is treated hereunder the same as such SOFTWARE PRODUCT. USL claims no ownership interest in any portion of such a modification or derivative work that is not part of a SOFTWARE PRODUCT.

2.02 (a) LICENSEE may permit access to SOFTWARE PRODUCTS by its contractors and allow use of SOFTWARE PRODUCTS by its contractors on DESIGNATED CPUs, provided such access and use is exclusively for LICENSEE in connection with work called for in written agreements between LICENSEE and such contractors in accordance with Section 2.02(f) of this Agreement. LICENSEE may designate contractors' CPUs as DESIGNATED CPUs pursuant to Section 2.04 and furnish SOFTWARE PRODUCTS to contractors for use on such CPUs.

(b) Any claim, demand or right of action arising on behalf of a contractor from the furnishing to it or use by it of SOFTWARE PRODUCTS shall be solely against LICENSEE.

(c) Contractors shall agree to the same responsibilities and obligations and other restrictions pertaining to the use of SOFTWARE PRODUCTS as those undertaken by LICENSEE under this Agreement.

(d) When a contractor's work for LICENSEE is completed, all copies of SOFTWARE PRODUCTS furnished to such contractor or made by such contractor and all copies of any modifications or derivative works made by such contractor based on such

SOFTWARE PRODUCT shall be returned to LICENSEE or destroyed, including any copies stored in any computer memory or storage medium.

(e) A contractor may not acquire any ownership interest in any modification or derivative work prepared by such contractor based on or using a SOFTWARE PRODUCT subject to this Agreement unless such contractor also becomes a licensee of USL for such SOFTWARE PRODUCT.

(f) LICENSEE and any such contractor shall enter into a written agreement before or at the time of permitting access to or allowing use of any SOFTWARE PRODUCT by a contractor or furnishing a SOFTWARE PRODUCT to a contractor. Such written agreement shall be consistent with the requirements of this Section
2.02. Copies of such agreements shall be provided to USL on request; however, portions of such agreements not required by this Section may be deleted from such copies.

2.03 A single back-up CPU may be used as a substitute for a DESIGNATED CPU without notice to USL during any time when such DESIGNATED CPU is inoperative because it is malfunctioning or undergoing repair, maintenance or other modification.

2.04 LICENSEE may at any time notify USL in writing of any changes, such as replacements or additions, that LICENSEE wishes to make to the DESIGNATED CPUs for a specific SOFTWARE PRODUCT. USL will prepare additional Supplements as required to cover such changes. Changes covered by a Supplement shall become effective after execution of such Supplement by LICENSEE, if required, acceptance thereof by USL and, in the case of each additional CPU, receipt by USL of the appropriate fee.

2.05 On USL's request, but not more frequently than annually, LICENSEE shall furnish to USL a statement, certified by an authorized representative of LICENSEE, listing the location, type and serial number of all DESIGNATED CPUs hereunder and stating that the use by LICENSEE of SOFTWARE PRODUCTS subject to this Agreement has been reviewed and that each such SOFTWARE PRODUCT is being used solely on DESIGNATED CPUs (or temporarily on back-up CPUs) for such SOFTWARE PRODUCTS in full compliance with the provisions of this Agreement.

2.06 No right is granted by this Agreement for the use of SOFTWARE PRODUCTS directly for others, or for any use of SOFTWARE PRODUCTS by others, except LICENSEE'S contractors pursuant to Section 2.02, unless such uses are permitted for a particular SOFTWARE PRODUCT by a specific provision in the Schedule for such SOFTWARE PRODUCT. For example, use of a SOFTWARE PRODUCT in a time-sharing service or a service-bureau operation is permitted only pursuant to such a specific provision.

                                 III. DELIVERY

3.01 Within a reasonable time after USL receives the fee specified in the first Supplement for a SOFTWARE PRODUCT, USL will furnish to LICENSEE one (1) copy of such SOFTWARE PRODUCT in the form identified in the Schedule for such SOFTWARE PRODUCT.

3.02 Additional copies of SOFTWARE PRODUCTS covered by this Agreement will be furnished to LICENSEE after receipt by USL of the then-current distribution fee for each such copy.

3.03 From time to time, and at its sole discretion, USL may provide additional deliveries of SOFTWARE PRODUCTS or elements of SOFTWARE PRODUCTS to LICENSEE which will consist of the following:

(a) Revised source and/or object code for a SOFTWARE PRODUCT.

(b) New or modified documentation or information regarding such documentation.

All such additional deliveries of SOFTWARE PRODUCTS furnished to LICENSEE with respect to a SOFTWARE PRODUCT shall be deemed to be part of such SOFTWARE PRODUCT and, shall be governed by the terms and conditions of this Agreement including the applicable Supplement for such SOFTWARE PRODUCT. LICENSEE understands and acknowledges that all obligations undertaken by it under this Agreement with respect to such SOFTWARE PRODUCT (including, without limitation, obligations of confidentiality) shall automatically attach to each such additional delivery of a SOFTWARE PRODUCT at the time such item is furnished to LICENSEE, and that such obligations shall survive termination of this Agreement.

                                 IV. EXPORT

4.01 LICENSEE agrees that it will not, without the prior written consent of USL, export, directly or indirectly, SOFTWARE PRODUCTS covered by this Agreement to any country outside of the United States. LICENSEE also agrees that it will obtain any and all necessary export licenses for any such export or for any disclosure of a SOFTWARE PRODUCT to a foreign national.

                             V. FEES AND TAXES

5.01 Within sixty (60) days after acceptance of this Agreement by USL, LICENSEE shall pay to USL the fees required by the Supplement(s) initially attached hereto for the DESIGNATED CPUs listed in such Supplement(s).

5.02 Within sixty (60) days after acceptance of each additional Supplement by USL, LICENSEE shall pay to USL any fee required by such additional Supplement for the DESIGNATED CPUs listed in such additional Supplement.

5.03 Payments to USL shall be made in United States dollars to USL at the address specified in Section 7.10(a).

5.04 LICENSEE shall pay all taxes, including any sales or use tax (and any related interest or penalty), however designated, imposed as a result of the existence or operation of this Agreement, except any income tax imposed upon USL by any governmental entity within the United States proper (the fifty (50) states and the District of Columbia). Fees specified in Supplement(s) to this Agreement and in Schedule(s) attached to Supplement(s) do not include taxes. If USL is required to collect a tax to be paid by LICENSEE, LICENSEE shall pay such tax to USL on demand.

                                    VI. TERM

6.01 This Agreement shall become effective on and as of the date of acceptance by USL.

6.02 LICENSEE may terminate its rights under this Agreement by written notice to USL certifying that LICENSEE has discontinued use of and returned or destroyed all copies of SOFTWARE PRODUCTS subject to this Agreement.

6.03 If LICENSEE fails to fulfill one or more of its obligations under this Agreement, USL may, upon its election and in addition to any other remedies that it may have, at any time terminate all the rights granted by it hereunder by not less than two (2) months' written notice to LICENSEE specifying any such breach, unless within the period of such notice all breaches specified therein shall have been remedied; upon such termination LICENSEE shall immediately discontinue use of and return or destroy all copies of SOFTWARE PRODUCTS subject to this Agreement.

6.04 In the event of termination of rights under Sections 6.02 or 6.03, USL shall have no obligation to refund any amounts paid to it under this Agreement.

6.05 LICENSEE agrees that when a SUBSIDIARY's relationship to LICENSEE changes so that it is no longer a SUBSIDIARY of LICENSEE, (i) all rights of such former SUBSIDIARY to use SOFTWARE PRODUCTS subject to this Agreement shall immediately cease, and (ii) such former SUBSIDIARY shall immediately discontinue use of and return to LICENSEE or destroy all copies of SOFTWARE PRODUCTS subject to this Agreement. No fees paid to USL for use of SOFTWARE PRODUCTS on DESIGNATED CPUs of such former SUBSIDIARIES shall be refunded; however, LICENSEE may substitute other CPUs for such DESIGNATED CPUs in accordance with Section 2.04.

                      VII. MISCELLANEOUS PROVISIONS

7.01 This Agreement shall prevail notwithstanding any conflicting terms or legends which may appear in a SOFTWARE PRODUCT.

7.02 USL warrants for a period of ninety (90) days from furnishing a SOFTWARE PRODUCT to LICENSEE that any magnetic medium on which portions of a SOFTWARE PRODUCT are furnished will be free under normal use from defects in materials, workmanship or recording. If such a defect appears within such warranty period LICENSEE may return the defective medium for replacement without charge. Replacement is LICENSEE's sole remedy with respect to such a defect. USL also warrants that it is empowered to grant the rights granted herein. USL and other developers make no other representations or warranties, expressly or impliedly. By way of example but not of limitation, USL and other developers make no representations or warranties of merchantability or fitness for any particular purpose, or that the use of any SOFTWARE PRODUCT will not infringe any patent, copyright or trademark. USL and other developers shall not be held to any liability with respect to any claim by LICENSEE, or a third party on account of, or arising from, the use of any SOFTWARE PRODUCT.

7.03 No right is granted herein to use any identifying mark (such as, but not limited to, trade names, trademarks, trade devices, service marks or symbols, and abbreviations, contractions or simulations thereof) owned by, or used to identify any product or service of, USL or a corporate affiliate thereof. LICENSEE agrees that it will not, without the prior written permission of USL,
(i) use any such identifying mark in advertising, publicity, packaging, labeling or in any other manner to identify any of its products or services or
(ii) represent, directly or indirectly, that any product or service of LICENSEE is a product or service of USL or such an affiliate or is made in accordance with or utilizes any information or documentation of USL or such an affiliate.

7.04 Neither the execution of this Agreement nor anything in it or in any SOFTWARE PRODUCT shall be construed as an obligation upon USL or any other developer to furnish any person, including LICENSEE, any assistance of any kind whatsoever, or any information or documentation other than the SOFTWARE PRODUCTS to be furnished by USL pursuant to Sections 3.01 and 3.02.

7.05 (a) LICENSEE agrees that it shall hold all parts of the SOFTWARE PRODUCTS subject to this Agreement in confidence for USL. LICENSEE further agrees that it shall not make any disclosure of any or all of such SOFTWARE PRODUCTS (including methods or concepts utilized therein) to anyone, except to employees and contractors of LICENSEE to whom such disclosure is necessary to the use for which rights are granted hereunder. LICENSEE shall appropriately notify each employee to whom any such disclosure is made that such disclosure is made in confidence and shall be kept in confidence by such employee. If information relating to a SOFTWARE PRODUCT subject to this Agreement at any time becomes available without restriction to the general public by acts not attributable to LICENSEE, its contractors or employees of either, LICENSEE's obligations under this section shall not apply to such information after such time.

(b) Notwithstanding the provisions of Section 7.05(a), LICENSEE may distribute copies of a SOFTWARE PRODUCT, either in modified or unmodified form, to third parties having licenses of equivalent scope herewith from USL (or a corporate affiliate or authorized distributor thereof) for the same SOFTWARE PRODUCT, provided that LICENSEE first verifies the status of the recipient by calling USL at 800-828-8649 (or other number specified by USL). USL will give oral verification of the recipient's status for recipients in the United States and written verification for recipients outside the United States. LICENSEE shall maintain a record of each such distribution and, for each quarterly period (ending on March 31st, June 30th, September 30th and December 31st) during which any such distribution occurs, forward a copy of such record for such period to USL at the correspondence address specified in Section 7.10(b) within thirty (30) days of the end of such period. Such record shall include, for each such distribution, the identity of the recipient, the date of verification, the name of the person at USL providing verification and the date of distribution. LICENSEE may also obtain materials based on a SOFTWARE PRODUCT subject to this Agreement from such a third party and use such materials pursuant to this Agreement, provided that LICENSEE treats such materials hereunder the same as such SOFTWARE PRODUCT.

7.06 The obligations of LICENSEE, its employees and contractors under Section 7.05(a) shall survive and continue after any termination of rights under this Agreement or cessation of a SUBSIDIARY's status as a SUBSIDIARY.

7.07 LICENSEE agrees that it will not use SOFTWARE PRODUCTS subject to this Agreement except as authorized herein and that it will not make, have made or permit to be made any copies of such SOFTWARE PRODUCTS except for use on DESIGNATED CPUs for such SOFTWARE PRODUCTS (including backup and archival copies necessary in connection with such use) and for distribution in accordance with Section 7.05(b). Each such copy shall contain any copyright notice, proprietary notice or notice giving credit to another developer, which appears on or in the SOFTWARE PRODUCT being copied. Specific instructions regarding such notices may also appear in the Schedules for certain SOFTWARE PRODUCTS.

7.08 Neither this Agreement nor any rights hereunder, in whole or in part, shall be assignable or otherwise transferable by LICENSEE and any purported assignment or transfer shall be null and void.

7.09 Except as provided in Section 7.05(b), nothing in this Agreement grants to LICENSEE the right to sell, lease or otherwise transfer or dispose of a SOFTWARE PRODUCT in whole or in part.

7.10 (a) Payments to USL under this Agreement shall be made payable and sent to:

                          UNIX SYSTEM LABORATORIES, INC.
                          P.O. Box 65080
                          Charlotte, North Carolina 28265

(b) Correspondence with USL relating to this Agreement shall be sent to:

                          UNIX SYSTEM LABORATORIES, INC.
                          P.O. Box 25000
                          Greensboro, North Carolina 27420

(c) Any statement, notice, request or other communication shall be deemed to be sufficiently given to the addressee and any delivery hereunder deemed made when sent by certified mail addressed to LICENSEE at its office specified in this Agreement or to USL at the appropriate address specified in this Section
7.10. Each party to this Agreement may change an address relating to it by written notice to the other party.

7.11 If LICENSEE is not a corporation, all references to LICENSEE's SUBSIDIARIES shall be deemed deleted.

7.12 The construction and performance of this Agreement shall be governed by the law of the State of New York.


























































SS-SOFT Corp.Supp.-A-030184-042091
Licensee: CONVEX COMPUTER CORPORATION
Agreement Number: SOFT-02340
Supplement Number: 1

                          UNIX SYSTEM LABORATORIES, INC.
                          SOFTWARE AGREEMENT SUPPLEMENT

The CPU(s) listed below are hereby made DESIGNATED CPU(s) for the following SOFTWARE PRODUCT: UNIX System V, Release 2.0, subject to the referenced Agreement. A Schedule for such SOFTWARE PRODUCT is attached to this Supplement.

DESIGNATED CPU(s)
Location                      Type      Serial No.        Fee

SEE ATTACHMENT A                                          N/C

This Supplement is attached to and made part of the referenced Agreement. Execution and acceptance of such Agreement also constitutes execution and acceptance of this Supplement.











































Convex Computer Corporation                                   Page 4
V-R2.0

Address
   CPU Serial Number             CPU Manufacturer                 CPU Model

3000 Waterview Parkway
Richardson, Texas 75083
          2815                         480 PC                       N/A
          2816                         480 PC                       N/A
        0048127                        480 PC                       N/A
         004895                        480 PC                       N/A

















































                                       Schedule for
                              UNIX* System V, Release 2.0
                                          and
                UNIX System V, Release 2.0, International Version**
                                     April 1, 1984

1.  Fees

(a) Right-to-use fees

   (i) First Source CPU                                $43,000***
   (ii) Each additional Source CPU                     $16,000

   (iii) Each of third and subsequent Source CPUs after initial sublicensing fee has been paid
             1-32 user system                          $ 1,000
             1-64 user system                          $ 3,500
            > 64 user system                           $ 7,000
            (See Notes 1 and 3)

    (iv) Object CPU                                    $ 4,800
            (See Note 2)

(b) Distribution fee for each additional
    copy                                               $   400

(c) Sublicensing fees (applicable only to SUBLICENSED PRODUCT under a Sublicensing Agreement)

   (i) Initial                                         $25,000***

   (ii) Per-Copy

       1-2 user system                                 $    60
       1-8 user system                                 $   125
       1-16 user system                                $   500
       1-32 user system                                $ 1,000
       1-64 user system                                $ 3,500
       > 64 user system                                $ 7,000
        (See Notes 1 and 3)





    *UNIX is a trademark of AT&T Bell Laboratories
  **Furnished to LICENSEES outside the United States
***Lower fees may apply to LICENSEES for other versions of UNIX System


(d) Upgrade Fees

   LICENSEES for the following UNIX operating system(s) may upgrade those systems for the fees shown:

        UNIX System Y Release 1.0 or Release 1.1        $  2,500
        UNIX System III                                 $  3,500

        Information on upgrade fees for other UNIX operating systems is available upon request.

(e) Fees in this schedule are subject to change without notice.

Notes:

1. User" means a terminal for entry of information and display or printing of information, such terminal being serviced on a time-sharing basis by a Source CPU running UNIX System V, Release 2.0 or UNIX System V, Release 2.0, International Version, or an end-user CPU running a SUBLICENSED PRODUCT based on UNIX System V, Release 2.0 or UNIX System V, Release 2.0, International Version. An end-user must not be given the ability to increase the number of users supported by a SUBLICENSED PRODUCT.

2. All of UNIX System V, Release 2.0 or UNIX System V, Release 2.0, International Version may be used on or in conjunction with a Source CPU. Only the materials that may be included in a SUBLICENSED PRODUCT pursuant to
Section 4 of this schedule may .be used on or in conjunction with an Object
CPU.

3. The number of users supported on a Source CPU paid for under Paragraph 1(a) (iii) or supported by a SUBLICENSED PRODUCT may be increased from a lower number to a higher number on payment of the difference between the fee stated for the lower number and the fee stated for the higher number.

2.    Documentation Furnished

(a) Printed Documentation

Items marked with an asterisk (*) are supplied with UNIX System V, Release 2.0, International Version only

- - - UNIX System V - System Release Description
- - - UNIX System Y - Portfolio
- - - UNIX System Y - User Reference Manual
- - - UNIX System Y - Administrator Reference Manual
- - - UNIX System Y - Programmer Reference Manual
- - - UNIX System Y - Error Message Reference Manual
- - - UNIX System Y - Programming Guide
- - - UNIX System V - Support Tools Guide
- - - UNIX System V - Graphics Guide
- - - UNIX System Y - User Guide
- - - UNIX System Y - Operator Guide
- - - UNIX System Y - Administrator Guide
- - -*UNIX System Y - International Release Description

(b) On-Line Documentation

On-line documentation is provided for the UNIX System User Reference Manual, the Administrator Reference Manual and the Programmer Reference Manual.

NOTE:   The printed documentation fisted are general in nature and not intended to completely describe the COMPUTER PROGRAMS listed in Section 3; nor are all COMPUTER PROGRAMS described in such documentation necessarily included in the SOFTWARE PRODUCT.

3.    COMPUTER PROGRAMS Furnished

The COMPUTER PROGRAMS listed in this section and the on-line documentation fisted in Section 2(b) above will be supplied on two reels of nine track, 800 BPI (PDP** 11/70 only) or 1600 BPI magnetic tape.

(a) Tape Boot Loader and Initial System Load program for copying the system software from the distribution tape to the system disk.

(b) An executable copy of the cpio program.

(c) A physical copy of the root file system. Includes the following directories and their associated files:

            bck
            bin
            etc
            dev
            lib
            stand
            tmp

(d) The root file system in cpio format. Includes the following directories and their associated files:

           bck
           bin
           etc
           dev
           lib
           stand
           tmp

**PDP is a trademark of Digital Equipment Corporation


(e) The /usr file system in cpio format. Includes the following subdirectories and their associated lower level subdirectories and files:

            adm        include       news
            bin        lib           preserve
            catman     lost+found    pub
            games      mall          spool
            tmp

(f) Source code for the RJE software includes the RJE make file (rje.mk) and the following directories and their associated files:

            lib
            send.d
            src
            util
            vpm

(g) Source code for the graphics software. Includes the graphics make file (graf.mk) and the following directories and their associated files and subdirectories:

           include
           lib
           src

(h) Source code for the system software Includes top level make commands and the following directories and their associated subdirectories and files:

           cmd
           games
           head
           lib
           stand
           uts

Note: The "crypt" command and associated documentation are not included in UNIX System V, Release 2.0, International Version.


4.     Sublicensing (under a Sublicensing Agreement)

A SUBLICENSED PRODUCT based on UNIX System V, Release 2.0 or UNIX System V, Release 2.0, International Version, may Include:

(a) Copies of the documents fisted in Section 2 of this schedule.

(b) COMPUTER PROGRAMS in object-code format only, except for the COMPUTER PROGRAMS An the following files, which may be in source-code format:

/etc/include/*               where * is used as a universal
/etc/ include/sys/*          identifier for files

Also, the following files in the /usr/src/cmd/spell directory

         American               hash make
         British                list
         extra                  htempl
         list                   local
          hash check


NOTE:     Run-time Libraries

Routines from the following run-time libraries may be included in. customer-developed application software without payment of a sublicensing fee to AT&T.

           Standard C Library              /lib/libc.a
           Math Library                    /lib/libm.a
           Object File Access Library      /lib/llbid.a
           Fortran Library                 /usr/llb/libF77.a

5.    Other Software

The products listed below may be used in the United States on DESIGNATED CPUs for UNIX System V, Release 2.0 and sublicensed for use in the United States as if they were that product. The products marked with a pound symbol (#) may be used outside the United States on DESIGNATED CPUs for UNIX System V, Release 2.0, International Version and sublicensed for use outside the United States as if they were that product. Only those products marked with a pound symbol (#) may be shipped outside the United States. Versions of such products, except those marked with an asterisk (*), are available from AT&T for various types of CPUs at $400 per copy.

  UNIX System V, Release 2.0
# UNIX System V, Release 1.0, International Version
# UNIX System V, Release 2.0, International Version
  UNIX System V, Release 1.0
  UNIX System V, Release 1.1
  UNIX System III
  UNIX 32Y Time-Sharing System, Version 1.0
  UNIX  Time-Sharing System, Seventh Edition
* UNIX Time-Sharing System, Sixth Edition
  UNIX Programmer's Workbench System, Edition 1.0
* UNIX Mini Time-Sharing System, Version 6

6.    Time Sharing

UNIX System V, Release 2.0 or UNIX System V, Release 2.0, International Version, may be used on a DESIGNATED CPU for such SOFTWARE PRODUCT to furnish a time-sharing service to third parties. A SUBLICENSED PRODUCT based on UNIX System V, Release 2.0 or UNIX System V, Release 2.0, International Version, may also be used to furnish a time-sharing service to third parties.










SS-SNA-041084-070185                            Agreement Number XFER02340B

                      UNIX  SYSTEM LABORATORIES,  INC.

                           Substitution Agreement

The following agreements ("the prior agreements") are in effect between UNIX SYSTEM LABORATORIES, INC. and CONVEY COMPUTER CORPORATION, a Delaware corporation ("LICENSEE")

1. September 6, 1984 Software Agreement Number SOFT-000111

2. September 6, 1984 Sublicensing Agreement Number SUB-000111A



Agreement Numbers SOFT-02340 and SUB-02340B between UNIX SYSTEM LABORATORIES, INC. and LICENSEE ("the new agreements") are hereby substituted for the prior agreements. Accordingly, the rights and obligations of the parties under the prior agreements are terminated and replaced by the rights and obligations of the parties under the new agreements. No other agreements between the parties hereto are affected by this Substitution Agreement:


    Accepted by:

CONVEX COMPUTER CORPORATION                   UNIX SYSTEM LABORATORIES, INC.

By:  /s/ Philip N. Cardman                    By:  /s/ A.R. DeGiralamo
Title: Vice President & General Counsel       Title: Director, Licensing and
                                                     Operations
Date: 02 December 1993                        Date:  12/6/93


































SS-SLA-050186-030592                            Agreement Number SUB-02340A
                      UNIX SYSTEM LABORATORIES, INC.
                           SUBLICENSING AGREEMENT

1. UNIX SYSTEM LABORATORIES, INC., a Delaware corporation ("USL"), having an office at 190 River Road, Summit, New Jersey 07901, and CONVEX COMPUTER CORPORATION, a Delaware corporation having an office at 3000 Waterview Parkway, (P. O. Box 833851), Richardson, Texas 75083-3851, for itself and its SUBSIDIARIES, (collectively referred to herein as a LICENSEE") agree that, after execution of this Sublicensing Agreement by LICENSEE and acceptance of this Sublicensing Agreement by USL, the terms and conditions set forth in this Sublicensing Agreement shall apply to the SOFTWARE PRODUCTS subject to Software Agreement Number SUB-02340A between USL and LICENSEE ("the Software Agreements ).

2.     The initial period shall begin on October 1, 1993 (See Section 3.01).
The estimated GROSS AMOUNT for the initial period is $     .  The DISCOUNT
PERCENTAGE corresponding to such estimated GROSS AMOUNT for use during the
initial period is     % (See Section 4.02).

3. Except as otherwise specifically provided herein, all the provisions of the Software Agreement remain in full force and effect.

4. This Sublicensing Agreement, together with the Software Agreement and its Supplement(s), sets forth the entire agreement and understanding between the parties as to the subject matter hereof and merges all prior discussions between them, and neither of the parties shall be bound by any conditions, definitions, warranties, understandings or representations with respect to such subject matter other than as expressly provided herein or as duly set forth on or subsequent to the effective date hereof in writing and signed by a proper and duly authorized representative of the party to be bound thereby.
No provision appearing on any form originated by LICENSEE shall be applicable unless such provision is expressly accepted in writing by an authorized representative of USL.

                                        Accepted by:

CONVEX COMPUTER CORPORATION                  UNIX SYSTEM LABORATORIES, INC.


By: /s/ Philip N. Cardman                    By: /s/ A.R. DeGiralamo
Title: Vice President & General Counsel      Title: Director, Licensing and
                                                    Operations
Date: 02 December 1993                       Date: 12/6/93



























                                I. DEFINITIONS

1.01 The terms "CPU", "COMPUTER PROGRAM", "SOFTWARE PRODUCTS" and "SUBSIDIARIES" are defined in the Software Agreement.

1.02 AUTHORIZED COPIER means a DISTRIBUTOR authorized by LICENSEE to make copies of SUBLICENSED PRODUCTS.

1.03 The DISCOUNT PERCENTAGE for a period (or portion thereof) during which the GROSS AMOUNT equals or exceeds $100,000.00 is the percentage calculated from such GROSS AMOUNT by using the following formula:

                 DISCOUNT PERCENTAGE = GROSS AMOUNT + $3 75 million x 100%

up to a maximum of eighty percent (80%). The DISCOUNT PERCENTAGE for a period (or portion thereof) during which the GROSS AMOUNT is less than $100,000.00 is zero percent (0%).

1.04 DISTRIBUTOR means an entity authorized by LICENSEE or another DISTRIBUTOR to receive copies of SUBLICENSED PRODUCTS from LICENSEE or another DISTRIBUTOR and furnish such copies to customers and/or other DISTRIBUTORS.

1.05 EVALUATION COPY means a copy of a SUBLICENSED PRODUCT provided to an enduser for an evaluation period not to exceed ninety (90) days.

1.06 GROSS AMOUNT for a period (or portion thereof) means the total amount of per-copy sublicensing fees accrued during such period (or portion thereof).

1.07 NET AMOUNT for a period (or portion thereof) means the amount determined from the GROSS AMOUNT for such period (or portion thereof) by multiplying such GROSS AMOUNT by the DISCOUNT PERCENTAGE for such period (or portion thereof) and subtracting the result from such GROSS AMOUNT.

1.08 SUBLICENSED PRODUCT means (i) COMPUTER PROGRAMS in object-code format based on a SOFTWARE PRODUCT subject to the Software Agreement and (ii) any other materials identified in the Sublicensing section of the Schedule for such SOFTWARE PRODUCT .

                               II. GRANT OF RIGHTS

2.01 Notwithstanding any provisions to the contrary in the Software Agreement, USL grants to LICENSEE personal, nontransferable and non-exclusive rights:

(a) to make copies of SUBLICENSED PRODUCTS and to furnish, either directly or through DISTRIBUTORS, such copies of SUBLICENSED PRODUCTS to customers anywhere in the world (subject to LICENSEE or its DISTRIBUTORS satisfying U.S. government export requirements) for use on customer CPUs solely for each such customer's internal business purposes, provided that the entity (LICENSEE or a DISTRIBUTOR) furnishing the SUBLICENSED PRODUCTS obtains agreement as specified in Section 2.02 from such a customer, before or at the time of furnishing each copy of a SUBLICENSED PRODUCT, that:

(i) only a personal, nontransferable and non-exclusive right to use such copy of the SUBLICENSED PRODUCT on one CPU at a time is granted to such customer;

(ii) no title to the intellectual property in the SUBLICENSED PRODUCT is transferred to such customer;

(iii) except as provided for in Section 2.10 below, such customer will not copy the SUBLICENSED PRODUCT except as necessary to use such SUBLICENSED PRODUCT on such one CPU;

(iv) such customer will not transfer the SUBLICENSED PRODUCT to any other party except as authorized by the entity furnishing the SUBLICENSED PRODUCT;

(v) such customer will not export or re-export the SUBLICENSED PRODUCT without the appropriate United States or foreign government licenses;

(vi) such customer will not reverse compile or disassemble the SUBLICENSED PRODUCT;

(vii) the SUBLICENSED PRODUCT is derived from third-party software and that no such third party warrants the SUBLICENSED PRODUCT, assumes any liability regarding use of the SUBLICENSED PRODUCT or undertakes to furnish any support or information relating to the SUBLICENSED PRODUCT;

(b) to use SUBLICENSED PRODUCTS on LICENSEE'S CPUs solely for LICENSEE'S own internal business purposes; and

(c) subject to Section 2.11, to use, and to permit DISTRIBUTORS to use, SUBLICENSED PRODUCTS without fee solely for testing CPUs that are to be delivered to customers and for demonstrating SUBLICENSED PRODUCTS to prospective customers.

2.02 In the United States and in other jurisdictions where an enforceable copyright covering the COMPUTER PROGRAMS of the SUBLICENSED PRODUCT exists, the agreement specified in Section 2.01(a) may be a written agreement signed by the customer or a written agreement on or accompanying the package containing the SUBLICENSED PRODUCT that is fully visible to the customer before the package is opened, that the customer accepts by opening the package and that complies with applicable law relating to agreements of such type. In all other jurisdictions such agreement must be a written agreement signed by the customer. USL does not undertake to inform LICENSEE of the jurisdictions where such copyright exists.

2.03 LICENSEE shall require each DISTRIBUTOR to enter into a written agreement with its supplier of SUBLICENSED PRODUCTS (LICENSEE or another DISTRIBUTOR) before any SUBLICENSED PRODUCT is furnished to such DISTRIBUTOR. Such agreement shall include provisions consistent with and containing the relevant substance of Sections 2.01, 2.02, 2.04, 2.07, this Section 2.03 and
Section 3.05 of this Sublicensing Agreement. For a DISTRIBUTOR who is also to be an AUTHORIZED COPIERS, such agreement shall also include provisions consistent with and containing the relevant substance of Sections 2.05, 2.08,
2.09 and 5.01 of this Sublicensing Agreement.

2.04 DISTRIBUTORS who are not also AUTHORIZED COPIERS may not make copies of SUBLICENSED PRODUCTS, but may furnish to customers and other DISTRIBUTORS copies of SUBLICENSED PRODUCTS furnished to such DISTRIBUTOR by LICENSEE or other DISTRIBUTORS. In such cases the product name appearing on such copies shall not be deleted or altered by such a DISTRIBUTOR.

2.05 (a) A DISTRIBUTOR who is also an AUTHORIZED COPIER may modify and make copies of SUBLICENSED PRODUCTS, select a name for SUBLICENSED PRODUCTS to appear on such copies (consistent with the provisions of Section 2.09), and furnish such copies to customers and other DISTRIBUTORS.

(b) It is recognized that a party obtaining a SUBLICENSED PRODUCT from LICENSEE and having rights to use the underlying SOFTWARE PRODUCT as a contractor of

LICENSEE and/or as a licensee of USL may use such SOFTWARE PRODUCT to modify such SUBLICENSED PRODUCT, thereby creating a new product. It is also recognized that such a party may wish to acquire an ownership interest in such new product and to distribute object-code copies of such new product. As a condition of acquiring such an ownership interest, a party having rights to use solely as a contractor must become a LICENSEE of USL for such SOFTWARE PRODUCT. To distribute object-code copies of a new product in which it has acquired an ownership interest, a party must do so on its own account pursuant to a sublicensing agreement with USL, and not as a DISTRIBUTOR hereunder.

(c) LICENSEE may not authorize or permit any third party (including a contractor or another Source Code licensee) to be a DISTRIBUTOR, pursuant to this Sublicensing Agreement, with respect to any SUBLICENSED PRODUCT that is based, in whole or in part, on a SOFTWARE PRODUCT modified by or for such third party, its SUBSIDIARY, any entity ("parent") of which it is a SUBSIDIARY, or any other entity which is a SUBSIDIARY of such parent. Distribution of such a SUBLICENSED PRODUCT may be made by such third party only on its own account, pursuant to a Sublicensing Agreement with USL, and not as a DISTRIBUTOR hereunder.

2.06 LICENSEE shall use its best efforts to enforce the agreements with DISTRIBUTORS and customers specified in this Sublicensing Agreement.

2.07 If a DISTRIBUTOR fails to fulfill one or more of its obligations under the agreement required by Section 2.03, USL may, upon its election and in addition to any other remedies that it may have, at any time notify LICENSEE in writing of such breach and require LICENSEE to terminate all the rights granted in such agreement by not less than two (2) months' written notice to ce to copies of SUBLICENSED PRODUCTS.

1.03 The DISCOUNT PERCENTAGE for a period (or portion thereof) during which the GROSS AMOUNT equals or exceeds $100,000.00 is the percentage calculated from such GROSS AMOUNT by using the following formula:

                 DISCOUNT PERCENTAGE = GROSS AMOUNT + $3 75 million x 100%

up to a maximum of eighty percent (80%). The DISCOUNT PERCENTAGE for a period WARE PRODUCT shall be included in corresponding portions of SUBLICENSED PRODUCTS made by LICENSEE or AUTHORIZED COPIERS. Instructions regarding such notices may appear in the Schedules for certain SOFTWARE PRODUCTS.

(b) Each portion of a SUBLICENSED PRODUCT shall include an appropriate copyright notice. Such copyright notice may be the copyright notice or notices appearing in or on the corresponding portions of the SOFTWARE PRODUCT on which such SUBLICENSED PRODUCT is based or, if copyrightable changes are made in developing such SUBLICENSED PRODUCT, a copyright notice identifying the owner of such changes.

2.09 No right is granted hereunder or under the Software Agreement to use any trademark of USL (or a corporate affiliate thereof) in the name of the SUBLICENSED PRODUCTS offered or furnished to customers by LICENSEE or DISTRIBUTORS. However, LICENSEE and DISTRIBUTORS may state in advertising, publicity, packaging, labeling or otherwise that a SUBLICENSED PRODUCT is derived from USL's software under license from USL and identify such software (including any trademark, provided the proprietor of the trademark is appropriately identified). LICENSEE agrees, for itself and its DISTRIBUTORS, not to use a name or trademark for a SUBLICENSED PRODUCT that is confusingly similar to a name or trademark used by USL (or a corporate affiliate thereof).

2.10 (a) Notwithstanding the provisions of Section 2.01 above, LICENSEE may, either directly or through its AUTHORIZED COPIERS, grant to each end-user customer of a

SUBLICENSED PRODUCT, a personal, nontransferable and non-exclusive right to reproduce no more than a pre-authorized number of copies (BLOCKSIZE COPIERS) from a master of such SUBLICENSED PRODUCT, provided that the end-user license agreement required by Section 2.02 contains the following provisions in addition to those otherwise required by Section 2.01(a) of this Sublicensing
Agreement:

(i) such customer agrees to reproduce no more than the pre-authorized number of copies of the SUBLICENSED PRODUCT. Such pre-authorized number shall be set forth in a separate attachment to such end-user license agreement; and

(ii) such customer agrees to afford to LICENSEE or USL (the latter through a certified public accountant reasonably acceptable to the customer) the right to conduct periodic audits of the customer's books and records for the sole purpose of assuring compliance with the restrictions of the customer's license to reproduce and use BLOCKSIZE COPES. Such audits will not be made more frequently than annually and will be subject to customary safeguards of confidentiality.

(b) USL agrees that it will not conduct any end-user audit as authorized in the end-user license agreement unless and until it has afforded LICENSEE a reasonable opportunity to conduct its own audit and make the results available to USL. In the event that USL, consistent with the preceding sentence, conducts its own audit and determines that the number of BLOCKSIZE COPES reproduced by customer exceeded the permissible number by at least five percent (5%), LICENSEE shall bear all reasonable expenses of such USL audit.

(c) Notwithstanding any other provision of this Sublicensing Agreement, the written enduser license agreement specified in Section 2.02 above shall be a formally executed document as opposed, e.g. to a Shrink-wrap agreement.

2.11 LICENSEE may use, and permit DISTRIBUTORS to use, a limited number of EVALUATION COPES of each SUBLICENSED PRODUCT per quarter, without fee solely for demonstrating such SUBLICENSED PRODUCTS to prospective customers under the following terms and conditions:

(a) LICENSEE shall first execute a written end-user license agreement with each prospective customer of an EVALUATION COPY. Such agreement shall include all of the provisions of section 2.01(a)(i) - 2.01(a)(vii) of this Sublicensing Agreement. Notwithstanding any other provision of this Sublicensing Agreement, the written enduser license agreement specified in
Section 2.02 above shall be a formally executed document as opposed, e.g. to a Shrink-wrap agreement.

(b) The prospective customer shall license or return the EVALUATION COPY to the LICENSEE at the end of a 90 day period that commences on the date the written enduser agreement is executed.

(c) LICENSEE shall not charge any fee in connection with the distribution, use or support of the EVALUATION COPY.

(d) LICENSEE shall not have outstanding at any time a number of EVALUATION COPES of a particular SUBLICENSED PRODUCT which is greater than one percent (1%) of the number of copies of such SUBLICENSED PRODUCT which were reported during the previous four calendar quarters, subject to a maximum of 100 EVALUATION COPES. The maximum number of EVALUATION COPES that may be outstanding during the first four quarters in which a SUBLICENSED PRODUCT (or EVALUATION COPES thereof) are distributed shall be 100.

(e) LICENSEE shall keep full and complete records of the number and identification of EVALUATION COPES distributed, outstanding and returned, including but not limited to information of the type contemplated in Section 5.02(b)(viii) below.

                                    III. TERM

3.01 This Sublicensing Agreement shall become effective for an initial period that begins on the date specified in Paragraph 2 on Page 1 (or a date otherwise agreed to in writing by USL and LICENSEE) and expires one year from the end of the quarter (ending March 31st, June 30th, September 30th or December 31st) during which such beginning date occurs.

3.02 Unless LICENSEE notifies USL in writing at least thirty (30) days before the expiration date established in Section 3.01 that it does not wish renewal, this Sublicensing Agreement shall be renewed automatically for an additional one-year period and shall continue to be renewed in such a manner from year to year.

3.03 If LICENSEE fails to fulfill one or more of its obligations under this Sublicensing Agreement or the Software Agreement, USL may, upon its election and in addition to any other remedies that it may have, at any time terminate all the rights granted by it hereunder and under the Software Agreement by not less than two (2) months' written notice to LICENSEE specifying any such breach, unless within the period of such notice all breaches specified therein shall have been remedied; upon such termination LICENSEE shall immediately discontinue use of and return or destroy all copies of SOFTWARE PRODUCTS covered by the Software Agreement and immediately discontinue distribution and use of and destroy all copies of SUBLICENSED PRODUCTS in its possession.

3.04 Neither the expiration of this Sublicensing Agreement nor the termination of LICENSEE'S rights hereunder shall relieve LICENSEE of its obligation to pay any fee hereunder. In the event of termination of LICENSEE'S rights hereunder, all fees that LICENSEE has become obligated to pay hereunder shall become immediately due and payable.

3.05 LICENSEE agrees that when a SUBSIDIARY'S or a DISTRIBUTOR'S relationship to LICENSEE changes so that it is no longer a SUBSIDIARY or a DISTRIBUTOR of LICENSEE, all rights of such former SUBSIDIARY or DISTRIBUTOR under this Sublicensing Agreement shall immediately cease, and such former SUBSIDIARY or DISTRIBUTOR shall return to LICENSEE or destroy all copies of SUBLICENSED PRODUCTS for which per-copy fees have not been paid to USL. However, such former SUBSIDIARY or DISTRIBUTOR may continue to use copies of SUBLICENSED PRODUCTS for which per-copy fees have been paid on the same basis that a customer may use copies of SUBLICENSED PRODUCTS pursuant to Section 2.01(a).

                      IV. FEES AND DISCOUNTS

4.01 (a) For rights granted under this Sublicensing Agreement, LICENSEE shall pay to USL any initial sublicensing fee specified for the SOFTWARE PRODUCT on which a SUBLICENSED PRODUCT is based and a per-copy sublicensing fee for each copy of a SUBLICENSED PRODUCT either (i) furnished by LICENSEE to a customer or to a DISTRIBUTOR, (ii) made by an AUTHORIZED COPIERS and furnished by such AUTHORIZED COPIERS to a customer or to another DISTRIBUTOR or (iii) put into use by LICENSEE on a CPU of LICENSEE. The amounts of such sublicensing fees are listed in the Schedule for each SOFTWARE PRODUCT. Initial sublicensing fees shall be paid as specified in Section 5.02(a). Per-copy sublicensing fees shall be paid quarterly as specified in Section 5.02(e).

(b) A fee paid to USL under this Sublicensing Agreement for a copy of a SUBLICENSED PRODUCT furnished to a particular customer shall not be creditable toward any fee payable under any agreement between USL (or between a corporate affiliate thereof) and such customer.

(c) Fees paid to USL under this Sublicensing Agreement shall not be creditable toward fees that become payable under the Software Agreement. Fees paid under the Software Agreement shall not be creditable toward fees that become payable under this Sublicensing Agreement.

(d) No additional fee is payable for the transfer of a SUBLICENSED PRODUCT from one customer to another customer in conjunction with the transfer of a CPU between such customers, provided that the first customer does not retain any portion of the SUBLICENSED PRODUCT after such transfer and that agreement of the second customer is obtained in accordance with Sections 2.01 and 2.02. Such transfer of a SUBLICENSED PRODUCT may result from, for example, a sale of a CPU by the first customer to the second customer or the termination of a lease with the first customer for a CPU and the execution of a new lease with the second customer for such CPU.

(e) No additional fee is payable for the transfer of a SUBLICENSED PRODUCT from one CPU of LICENSEE to another or the transfer of a SUBLICENSED PRODUCT from one CPU of a customer to another CPU of the same customer.

4.02 (a) LICENSEE may be entitled to a discount on per-copy sublicensing fees. For the initial period referred to in Section 3.01, such discount shall be based on the GROSS AMOUNT for such period. For each additional one-year period referred to in Section 3.02, such discount shall be based on either the GROSS AMOUNT for such period or the GROSS AMOUNT for the immediately preceding period, whichever yields the greater discount.

(b) LICENSEE may estimate a GROSS AMOUNT for the initial period and use the DISCOUNT PERCENTAGE corresponding to such estimated GROSS AMOUNT in calculating quarterly payments during such period. LICENSEE may also make such an estimate for any additional one-year period in which LICENSEE expects the GROSS AMOUNT to be higher than that for the immediately preceding period. However, if LICENSEE calculates any quarterly payment during a period based on such an estimate, then the total amount paid after the first, second and third full quarters of such period must be, respectively, at least one quarter, one half and three quarters of the NET AMOUNT calculated using such estimated GROSS AMOUNT and such corresponding DISCOUNT PERCENTAGE. At the end of each period for which an estimated GROSS AMOUNT has been used, the actual DISCOUNT PERCENTAGE and actual NET AMOUNT shall be determined from the actual GROSS AMOUNT for such period and the final quarterly payment shall be determined by subtracting the total of the quarterly payments previously made for such period from such actual NET AMOUNT. If such total exceeds the actual NET AMOUNT, the excess shall be credited against future quarterly payments for per copy sublicensing fees. Such excess shall not be refunded.

(c) If LICENSEE does not make an estimate pursuant to Section 4.02(b), then the payment for each quarter in a period shall be calculated by determining a NET AMOUNT from the GROSS AMOUNT for the portion of such period up to the end of such quarter and subtracting from such NET AMOUNT the total of any quarterly payments already made for such period. The DISCOUNT PERCENTAGE used in determining such NET AMOUNT shall either be that corresponding to the GROSS AMOUNT for such portion or that corresponding to the GROSS AMOUNT for the immediately preceding period, whichever percentage is greater.

(d) Examples of GROSS AMOUNTS and their corresponding DISCOUNT PERCENTAGES and NET AMOUNTS are shown in Attachment A.

4.03 The section of the Software Agreement relating to taxes shall apply to fees payable under this Sublicensing Agreement.

                            V. REPORTS AND PAYMENTS

5.01 (a) LICENSEE shall keep full, clear and accurate records sufficient to prepare the statements to USL required by Section 5.02(b). Such records shall be retained by LICENSEE for a period of five (5) full calendar years.

(b) Each AUTHORIZED COPIERS shall keep full, clear and accurate records sufficient to prepare the statements to LICENSEE required by Section 5.01(e). Such records shall be retained by each such AUTHORIZED COPIERS for a period of five (5) full calendar years.

(c) Each AUTHORIZED COPIERS shall furnish a statement at least quarterly to LICENSEE identifying the number of copies of each SUBLICENSED PRODUCT furnished to customers or other DISTRIBUTORS since the previous such statement was furnished and the rights granted with respect to such copies to the extent such rights affect the per-copy sublicensing fees payable by LICENSEE to USL for such copies.

(d) LICENSEE shall keep full, clear and accurate records of the identities and locations of AUTHORIZED COPIERS.

(e) USL shall have the right through its accredited auditing representatives to make an examination and audit, during normal business hours, not more frequently than annually, of all records kept pursuant to this Section 5.01 by LICENSEE and AUTHORIZED COPIERS and such other records and accounts as may under recognized accounting practices contain information bearing upon the amounts of fees payable to it under this Sublicensing Agreement. Prompt adjustment shall be made by the proper party to compensate for any errors or omissions disclosed by such examination or audit. Neither such right to examine and audit nor the right to receive such adjustment shall be affected by any statement to the contrary, appearing on checks or otherwise, unless such statement appears in a letter, signed by the party having such right and delivered to the other party, expressly waiving such right.

5.02 (a) LICENSEE shall notify USL in writing when it begins furnishing copies of a SUBLICENSED PRODUCT to customers or DISTRIBUTORS or putting any such copies into use on LICENSEE'S CPUs. At the same time as such notification, LICENSEE shall pay to USL any initial sublicensing fee specified for the SOFTWARE PRODUCT on which such SUBLICENSED PRODUCT is based. DISCOUNT PERCENTAGES established under Section 4.02 do not apply to initial sublicensing fees.

(b) Within thirty (30) days after the end of each quarter ending on March 31st, June 30th, September 30th or December 31st, commencing with the quarter during which this Sublicensing Agreement first becomes effective, LICENSEE shall furnish to USL a written statement signed by an authorized representative of LICENSEE identifying:

(i) the number of copies of each SUBLICENSED PRODUCT put into use by LICENSEE during such quarter, furnished by LICENSEE to customers or DISTRIBUTORS during such quarter or reported to LICENSEE during such quarter as having been made and furnished to customers and other DISTRIBUTORS by AUTHORIZED COPIERS;

(ii)  the SOFTWARE PRODUCT on which each such SUBLICENSED PRODUCT is based;

(iii) the per-copy sublicensing fees for such copies and, if applicable, whether such fees are based on such factors as a limitation on number of users, a fee for a combination of products or a right granted to a customer to use a copy of a SUBLICENSED PRODUCT on multiple CPUs;

(iv)  the NET AMOUNT of the quarterly payment;

(v)  the DISCOUNT PERCENTAGE used in calculating such NET AMOUNT;

(vi)  any estimated GROSS AMOUNT used pursuant to Section 4.02(b); and

(vii) any AUTHORIZED COPIERS added or terminated during the quarter covered by such statement.

(viii)  the number of EVALUATION COPES for each SUBLICENSED PRODUCT:

(1)  distributed during such quarter;

(2) outstanding at the end of each such quarter, irrespective of when distributed;

(3) returned to LICENSEE during such quarter, irrespective of when distributed; and

(4) which, during such quarter, became subject to normal per-copy fee treatment .

Each SUBLICENSED PRODUCT for which LICENSEE has given notice to USL pursuant to Section 5.02(a) shall be covered by such statement.

(c) Each BLOCKSIZE COPY of a SUBLICENSED PRODUCT authorized to be reproduced by a customer pursuant to Section 2.10 above shall be deemed to be a copy of a SUBLICENSED PRODUCT distributed by LICENSEE. The per-copy fee payable by LICENSEE to USL for each such BLOCKSIZE COPY shall accrue as of the effective date of the end-user license agreement authorizing the reproduction of such copy. LICENSEE shall, in its quarterly reports to USL, provide breakdowns of the applicable BLOCKSIZE COPES separate from the reporting of other copies actually distributed by LICENSEE or its AUTHORIZED COPIERS.

(d) No refunds or credits will be issued by USL to either LICENSEE or the end-user customer, even if audit reveals that the customer has reproduced less than the preauthorized number of BLOCKSIZE COPIES at the time of such audit.

(e) Within such thirty (30) days, LICENSEE shall, irrespective of its own business and accounting methods, pay to USL the quarterly payment for such quarter as shown in the statement required by Section 5.02(b).

(f) LICENSEE shall furnish whatever additional information USL may reasonably prescribe from time to time to enable USL to ascertain the amounts of fees payable pursuant hereto.

5.03 Payments provided for in this Sublicensing Agreement shall, when overdue, be subject to a late payment charge calculated at an annual rate of three percent (3%) over the posted prime rate or successive posted prime rates in effect in New York City during delinquency; provided, however, that if the amount of such late payment charge exceeds the maximum permitted by law for such charge, such charge shall be reduced to such maximum amount.

                         VI. MISCELLANEOUS PROVISIONS

6.01 Neither this Sublicensing Agreement nor any rights hereunder, in whole or in part, shall be assignable or otherwise transferable by LICENSEE and any purported assignment or transfer shall be null and void.

6.02 (a) Payments to USL under this Sublicensing Agreement shall be made payable and sent to:

                                       UNIX System Laboratories, Inc.
                                       P.O. Box 65080
                                       Charlotte, North Carolina 28265

(b) Correspondence with USL relating to this Sublicensing Agreement shall be sent to:

                                       UNIX System Laboratories, Inc.
                                       P.O. Box 25000
                                       Greensboro, North Carolina 27420

(c) Any statement, notice, request or other communication shall be deemed to be sufficiently given to the addressee and any delivery hereunder deemed made when sent by certified mail addressed to LICENSEE at its office specified in this Sublicensing Agreement or to USL at the appropriate address specified in this Section 6.02. Each party to this Sublicensing Agreement may change an address relating to it by written notice to the other party.

6.03 If LICENSEE is not a corporation, all references to LICENSEE'S SUBSIDIARIES shall be deemed deleted.

6.04 The construction and performance of this Sublicensing Agreement shall be governed by the law of the State of New York.




















   ATTACHMENT A

   GROSS                      DISCOUNT                              NET
   AMOUNT                    PERCENTAGE                            AMOUNT

$   100,000                     2.60%                             $ 97,400

$   250,000                     6.25%                             $234,375

$   500,000                    11.76%                             $441,200

$ 1,000,000                    21.05%                             $789,500

$ 2,500,000                    40.00%                           $1,500,000

$ 5,000,000                    57.14%                           $2,143,000

$ 7,500,000                    66.67%                           $2,500,000

$10,000,000                    72.72%                           $2,728,000

$15,000,000                    80.00%                           $3,000,000






                               EXHIBIT 23.1

                         CONSENT OF ERNST & YOUNG LLP

                           INDEPENDENT AUDITORS


We consent to the incorporation by reference in (i) the Registration Statement on Form S-8 (No. 33-49468) pertaining to the 1991 Stock Option Plan of Convex Computer Corporation and (ii) the Registration Statement on Form S-8 (No. 33-49470) pertaining to the 1986 Employee Stock Purchase Plan of Convex Computer Corporation of our reports dated February 17, 1995, with respect to the consolidated financial statements and schedules of Convex Computer Corporation included in this Annual Report (Form 10-K) for the year ended December 31, 1994.





                                                  ERNST & YOUNG LLP


Dallas, Texas
March 14, 1995

                             Exhibit Index Table
                                Exhibit 27