Form 10-Q
period 1995-03-31
CONVEX COMPUTER CORP
filed 1995-05-12
CIK 743653

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)

  X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended:  March 31, 1995,  or

      Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from        to

Commission file number :  1-10386


                        CONVEX COMPUTER CORPORATION
           (Exact Name of Registrant as Specified in its Charter)

                       Delaware                     75-1838006
           (State or Other Jurisdiction of       (I.R.S. Employer
             Incorporation or Organization)     Identification No.)

               3000 Waterview Parkway
                  Richardson, Texas                     75080
       (Address of Principal Executive Offices)       (Zip Code)

Registrant's Telephone Number, Including Area Code:  (214) 497-4000



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 30 days.  Yes  X    No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



                         Class                  Outstanding at April 30, 1995

             Common Stock - $0.01 Par value              26,725,787







                      PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                         CONVEX COMPUTER CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                         March 31,    Dec. 31,
                                                           1995        1994
                                                         ----------  ---------
                                                        (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                             $ 25,813   $  34,422
   Short-term investments                                  10,655       5,194
   Receivables, net                                        40,274      44,922
   Inventory                                               22,775      23,655
   Current portion of long-term receivables                10,721      13,122
   Prepaid expenses and other current assets                8,938       7,998
                                                         ---------   ---------
      Total current assets                                119,176     129,313
                                                         ---------   ---------
Fixed assets, net                                          30,721      29,433
Long-term receivables                                      13,693      16,594
Long-term investments                                       6,373       6,373
Other assets, net                                           4,886       4,477
                                                         _________   _________
      Total assets                                       $174,849    $186,190
                                                         =========   =========

Liabilities and Shareholders' Equity
Current liabilities:
   Accounts payable                                      $  9,374    $ 10,547
   Accrued payroll and related taxes                        4.407       4,327
   Current portion of notes payable                         8,625       9,884
   Deferred revenue                                        15,152      14,207
   Other current liabilities                               22,883      25,912
                                                         ---------   ---------
      Total current liabilities                            60,441      64,877
                                                         ---------   ---------
Long-term Liabilities:
   Notes payable                                            8,525       9,678
   6% convertible subordinated debentures                  53,500      53,500
                                                         ---------   ---------
      Total long-term liabilities                          62,025      63,178

Contingencies and commitments                                  --          --
Shareholders' equity:
   Preferred stock ($.01 par value); 5,000,000 shares authorized,
      and none outstanding                                     --          --
   Common stock ($.01 par value); 40,000,000 shares authorized;
      26,723,635 shares and 26,533,485 shares outstanding
      in 1995 and 1994, respectively                          267         265
   Additional capital                                     154,263     153,574
   Accumulated (deficit)                                 (102,284)    (94,305)
   Cumulative translation adjustment                          137      (1,399)
                                                         ---------   ---------
      Total shareholders' equity                           52,383      58,135
                                                         ---------   ---------
      Total liabilities and shareholders' equity         $174,849    $186,190
                                                         =========   =========
The accompanying notes are an integral part of these consolidated financial statements.


                         CONVEX COMPUTER CORPORATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                   (In thousands, except per share data)

                                                        Three Months Ended
                                                             March 31,
                                                      ----------------------
                                                         1995         1994
                                                      ---------    ---------
Revenue:
   Product and other revenue                          $ 21,330     $ 10,362
   Service revenue                                      13,833       18,057
                                                      ---------    ---------
      Total revenue                                     35,163       28,419
                                                      ---------    ---------

Costs and expenses:

   Cost of product and other revenue                    14,092        8,280
   Cost of service revenue                               7,999       12,315
   Research and development                              7,630        7,869
   Selling, general and administrative                  12,982       15,436
                                                      ---------    ---------
       Total costs and expenses                         42,703       43,900
                                                      ---------    ---------
   Operating (loss)                                     (7,540)     (15,481)

Other (expense), net                                      (400)        (287)
                                                      ---------    ---------
(Loss) before provision for income taxes                (7,940)     (15,768)

Provision for income taxes                                  38           64
                                                      ---------    ---------
Net (loss)                                            $ (7,978)    $(15,832)
                                                      =========    =========
Net (loss) per common share                           $   (.30)    $   (.62)
                                                      =========    =========
Weighted average number of common shares outstanding    26,655       25,668

The accompanying notes are an integral part of these consolidated financial statements.












                            CONVEX COMPUTER CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                  (In thousands)


                                                         Three Months Ended
                                                               March 31,
                                                       ----------------------
                                                         1995           1994
                                                       ---------    ---------
Operating activities:
   Net income (loss)                                   $ (7,979)    $ (15,832)
   Adjustments to reconcile net (loss) to net cash
      (used for) operating activities:
      Depreciation and amortization                       4,701         3,977
      Foreign currency losses                               155           180
      Deferred income taxes                                 (36)          (43)
      Changes in assets and liabilities:
        Decrease in receivables                           6,041        15,834
        Decrease (increase) in inventory                  1,280        (2,373)
        Decrease (increase) in prepaid expenses
           and other current assets                         458        (1,047)
        Decrease in long-term receivables                 5,475         4,198
        (Decrease) in accounts payable                   (1,285)       (3,136)
        Increase (decrease) in income taxes payable          21        (1,583)
        (Decrease) in deferred revenue                     (442)       (1,635)
        (Decrease) in other current liabilities          (5,712)       (3,585)
                                                       ----------   ----------
           Total adjustments                             10,656        10,787
                                                       ----------   ----------
Net cash provided by (used for) operating activities      2,677        (5,045)
                                                       ----------   ----------
Investing activities:
      (Additions) to fixed assets, net                   (3,784)       (4,110)
      (Increase) in short-term investments               (5,462)         (848)
      (Increase) in long-term investments                    --        (2,332)
      (Increase) in other assets                           (995)         (769)
      Foreign currency hedging activity                     (97)         (735)
                                                       ----------   ----------
Net cash (used for) investing activities                (10,338)       (8,794)
                                                       ----------   ----------
Financing activities:
   Issuance of common stock under stock option
     and purchase plans, net                                691         1,047
   Proceeds from long-term debt                           1,170           282
   Principal payments on long-term debt                  (3,580)       (3,109)
                                                       ----------   ----------
Net cash (used for) financing activities                 (1,719)       (1,780)
                                                       ----------   ----------
Effect of exchange rate fluctuations on cash
     and cash equivalents                                   771           983
                                                       ----------   ----------
(Decrease) in cash and cash equivalents                  (8,609)      (14,636)
Cash and cash equivalents, beginning of period           34,422        43,094
                                                       ----------   ----------
Cash and cash equivalents, end of period               $ 25,813      $ 28,458
                                                       ==========   ==========

Supplemental disclosures of cash flow information:
Cash paid (received) during the quarter for:
   Interest                                            $  1,219      $  1,354
   Income taxes, net of refunds                        $     --      $   (190)

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

While the financial information furnished is unaudited, the financial statements included in this report reflect all adjustments (consisting of normal, recurring adjustments) which the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the interim balance sheet dates. In order to maintain consistency and comparability between periods presented, certain amounts have been reclassified from the previously reported 1994 financial statements in order to conform to 1995 presentation.

Revenue Recognition

Product revenue is recognized at the time of shipment except in those cases where (a) specified functional or performance criteria cannot be factory tested or otherwise verified prior to shipment, or (b) contract terms or funding contingencies would render the earnings process not substantially complete. In cases where revenue is deferred at the time of shipment, revenue will be recognized when the product functionality or performance can be verified or when contract terms or funding contingencies are resolved.

Service revenue is recognized ratably over the term of each maintenance contract or, for other services, as those services are provided. For maintenance contracts, customers are given the option to prepay for service, in which case the prepayment is accounted for as deferred revenue and recognized ratably over the service period.

Inventory

Inventory is recorded at the lower of cost (on a first-in, first-out basis) or market. Inventory consists of the following (in thousands):

                                       March 31,        Dec. 31,
                                        1995             1994
                                      ----------      ----------
         Raw material                 $ 8,892         $ 10,119
         Work-in-process                3,469            2,957
         Finished goods                10,414           10,579
                                      ----------      ----------
                                      $22,775          $23,655
                                      ==========      ==========
Income Taxes

The operating loss for the Company in the first quarter of 1995 is anticipated to result in no tax benefit in the current year. The Company believes it may incur tax expenses in various foreign subsidiaries which could result in a net tax expense for the year. At March 31, 1995, the Company had foreign and domestic operating loss carryforwards which are available to offset future taxable income. The realization of the tax benefits related to the loss carryforwards is dependent on the future profitability of the Company and its foreign subsidiaries.

Earnings per Common and Common Equivalent Share

The computation of primary earnings per share is based on the weighted average number of common and common equivalent (stock options) shares assumed to be outstanding during the period. Because of net losses in the periods presented, common stock equivalents have been excluded from the computation since the effect of their inclusion would be anti-dilutive.

Legal Proceedings

On August 1, 1994, the United States District Court for the Northern District of Texas approved an agreement to settle the consolidated class action lawsuit filed against the Company in August 1991. The court's approval has become final and the period to appeal the judgment has expired. In the third quarter of 1994, the Company paid $2.2 million to fund its share of claims made under this agreement through the end of the claims period.

Restructuring and Other Charges

A summary of the Company's restructuring and other charges is as follows (in millions):

                                     1994 Quarters           1993 Quarters
                              ----------------------    ----------------------
Item                           4th   3rd   2nd   1st     4th   3rd   2nd   1st
                              ----  ----  ----  ----    ----  ----  ----  ----
Severance and related
   employee costs             $0.0  $0.0  $2.1  $0.0    $0.0  $0.0  $7.5  $0.0
Fixed asset
   write-downs/write-offs      0.0   0.0   2.9   0.0     0.0   0.0   7.0   0.0
Demo equipment write-downs     0.0   0.0   1.6   0.0     0.0   0.0   0.7   0.0
Sales office closures          0.0   0.0   0.0   0.0     0.0   0.0   1.1   0.0
                              ----  ----  ----  ----    ----  ----  ----  ----
    Restructuring charges      0.0   0.0   6.6   0.0     0.0   0.0  16.3   0.0

C3 inventory
   write-downs/write-offs      0.0   0.0  11.7   0.0     1.5   0.0  10.0   0.0
Unfavorable purchase
   commitment                  0.0   0.0   0.0   0.0     0.5   0.0   2.4   0.0
Long-term investments
   write-downs                 0.0   0.0   0.0   0.0     0.0   0.0   1.9   0.0
Class action litigation
   settlement                  0.0   0.0   0.0   0.0     2.5   0.0   0.0   0.0
Other                          0.0   0.0   0.0   0.0     0.0   0.0   0.9   0.0
                              ----  ----  ----  ----    ----  ----  ----  ----
   Other charges               0.0   0.0  11.7   0.0     4.5   0.0  15.2   0.0
                              ----  ----  ----  ----    ----  ----  ----  ----
RESTRUCTURING AND
OTHER CHARGES                 $0.0  $0.0 $18.3  $0.0    $4.5  $0.0 $31.5  $0.0
                              ====  ====  ====  ====    ====  ====  ====  ====

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



ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Subsequent to a trend of improving revenue growth and a narrowing of quarterly losses established in the second half of 1994, the Company had expected the first quarter of 1995 to be weak, with revenue and profit levels at or below the levels achieved in the fourth quarter of 1994. For the first quarter of 1995, the Company reported revenues of $35 million and a net loss of $8 million.
These results represent an improvement over the $28 million of revenue and the $16 million loss in the first quarter of 1994, but fell below the $44 million in revenue and the $5 million loss reported in the fourth quarter of 1994.

Revenue in the first quarter of 1995 was below the previous quarter primarily because of a decrease in the number of C4 systems shipped. The Company believes that unit volumes for this product line will be highly variable. The Company believes the shipment rate for C4 systems could exceed the first quarter rate in each of the remaining quarters of 1995, but is unlikely to repeat the rate experienced in the fourth quarter of 1994.

Revenue for the first quarter of 1995 exceeded the levels of a year ago because of the revenue generated from the Exemplar SPP family. The SPP1000 family, based on Hewlett-Packard Company's PA-RISC technology, was first introduced in March 1994.

The Company reported expenses $2 million below those of the previous quarter and $3 million below the levels of a year ago.

The Company believes revenues for the second quarter of 1995 will continue to be below the level needed to achieve break-even operating results. Improved system capabilities and a new distribution channel for Exemplar products increase the potential for financial performance improvements in 1995. However, the Company expects customers in the high performance technical marketplace will continue to be faced with a wide array of technology choices, resulting in delayed buying decisions, lengthened sales cycles and intense price competition throughout 1995 and the foreseeable future.

Cash and short-term investments were $36 million at the end of the first quarter of 1995, a reduction of $3 million from the fourth quarter of 1994.

Revenue

Revenue for the first quarter of 1995 was $35 million, a 24% increase from the $28 million reported for the first quarter of 1994 but 21% below the $44 million reported for the fourth quarter of 1994, as shown below.

                                                     Quarter ended
                                             ---------------------------
   Revenue ($000,000)                        3/31/95   3/31/94  12/31/94
   ------------------                        -------   -------  --------
   Product and Other                           $ 21     $ 10     $ 28
   Service                                       14       18       16
      Total                                      35       28       44

   3/31/95 Quarter Revenue -
   Percent change from quarter ended
   ---------------------------------
   Product and Other Revenue                      0      106      (25)
   Service Revenue                                0      (23)     (13)
      Total Revenue                               0       24      (21)

   System Shipments
   ----------------
   C4600                                          1        0        8
   C3000                                          4        6        2
   Meta Series                                    3        4        2
   Exemplar SPP                                  27        7       27

Product revenue increased $11 million over the first quarter of 1994, primarily as a result of the increase in revenue from the Exemplar SPP shipments. This product was introduced in the first quarter of 1994. The Company has added features and expanded the capabilities of the Exemplar family in each quarter since its introduction. In the third and fourth quarters of 1994, respectively, the Company introduced two new scalability features: PVM (Parallel Virtual Machine, a message passing operating system feature) and GSM (Globally Shared Memory, a software feature unique to the Exemplar family which makes the system easier to use and configure than most competing systems). In the first quarter of 1995, the Company added software features which allow expansion of individual systems up to 64 processors. In addition, the Company shipped the initial (three) Exemplar SPP1200 systems which utilize an upgraded PA-RISC processor from Hewlett-Packard Company.

Product revenue decreased $7 million from the fourth quarter of 1994, primarily as a result of a decrease in C4 shipments. Unit shipments of the C4 family, which was introduced in June 1994, increased to eight in the fourth quarter of 1994, but only one unit shipped in the first quarter of 1995. The Company believes the high average selling price and the low unit volume of the C4 product will lead to highly variable results for this product line. The Company also believes the order rate for the C4 product could exceed one system per quarter, but is not expected to return to the level achieved in fourth quarter of 1994. The average price for a C4 system has been in excess of $1 million. The Company entered the first quarter of 1995 with no order backlog for the C4 system and ended the quarter with no backlog.

Service revenue in the first quarter of 1995 decreased $4 million from the first quarter of 1994 and $2 million from the fourth quarter of 1994. Service revenue includes revenue from maintenance contracts and systems integration. Systems integration includes the integration components for the data management business and the Meta Series product line. The maintenance contract component of the service business has remained relatively constant at approximately $12 million per quarter. The decline in service revenue results from a corresponding decline in systems integration revenue. The Meta Series product line has declined as it has been replaced by the Exemplar product line. In addition, during 1994 a major data management vendor chose to sell equipment directly to customers, rather than through the Company, contributing to the decline in systems integration revenue. The Company believes that systems integration revenue will fluctuate from quarter to quarter and will depend to a large degree on the success of the data management business.

The Company's markets continue to be intensely competitive. The Company's major competitors are shipping products based on processors introduced more recently than those on which the Company's products are based. As a result, the Company's products face intense competition on a price for performance basis.
To respond to this competition, Convex introduced a second generation Exemplar SPP based on an updated PA-RISC microprocessor in May 1995. The Company expects volume production of the second generation SPP to be available in the third quarter of 1995. However, the Company expects to see continued pressure on the performance of its products. Accordingly, the Company's future success depends to a substantial extent upon the timely introduction of competitive PA-RISC microprocessors by the Hewlett-Packard Company.

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

The Company manufactures and ships its products as soon as practicable after receiving a purchase order, and generally does not maintain a significant backlog. At the end of 1994, a few Exemplar systems had been delivered without certain required system features for which some revenue had been deferred. These features became available in the first quarter of 1995, and the deferred revenue was recognized. The Company's future financial performance will depend on its ability to generate new orders for shipment in the same quarter in which the orders are received.

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

Gross Margin

Gross margin for the first quarter of 1995 was above the levels achieved in the first quarter of 1994, but declined to 37% from the 41% reported in the fourth quarter of 1994 due to lower product margins.

                                                   Quarter ended
                                          ----------------------------
 Gross Margins % Revenue                  3/31/95   3/31/94   12/31/94
 -----------------------                  -------   -------   --------
   Product and Other Margin                    34       20         42
   Service Margin                              42       32         40
         Total Margin                          37       28         41

The Company believes product margins in general have been low because the recent introduction of the SPP product line with new operating system capabilities and the availability of only early releases of third-party codes have resulted in a high percentage of the systems being sold to research organizations where pricing is very competitive. Product margins in the first quarter of 1995 decreased eight percentage points from the fourth quarter of 1994. The decline in product margins was due to two primary reasons: the lower absorption of factory overheads on lower product revenue, which accounted for almost half the decline in product margins, and an increase in the sale of low margin upgrades.

The improvement in product margins in the first quarter of 1995 over the first quarter of 1994 is due primarily to the increase in product revenue and the higher absorption of factory overheads.

Service margins in the first quarter of 1995 improved over both the first and fourth quarter levels of 1994. Margins have benefited from improved performance on the contract maintenance business and from the reduction in the lower margin integration business.

Expenses

Expenses for the Company have been reduced below the previous quarter's level as shown in the table below, however, they have increased as a percentage of revenue on the lower revenue results.

                                                   Quarter ended
                                             ---------------------------
   Expenses ($000,000)                       3/31/95   3/31/94  12/31/94
   -------------------                       -------   -------  --------
   Research and Development                     8         8         8
   Selling, General and Administrative         13        15        15

   Expenses % Revenue
   ------------------
   Research and Development                    22        28        18
   Selling, General and Administrative         37        54        33

Research and Development

Research and development expenditures of $8 million in the first quarter of 1995 were approximately the same as the first and fourth quarter levels in 1994. The Company remains committed to aggressive efforts to bring additional product capabilities to market in 1995, and therefore expects to maintain research and development expenditures at approximately 1994 levels. However, some increase in the amount of these expenditures may be necessary because the product capabilities being developed are critical to the Company's competitiveness and future financial results.

The Company introduced the Exemplar SPP1000 family in the first quarter of 1994 and the SPP1200 family in the first quarter of 1995. The Exemplar SPP is based on Hewlett-Packard Company's PA-RISC technology. The Exemplar SPP includes both a completely new hardware platform and a completely new family of software products. The software products include a new operating system that incorporates components from several sources. The integration and performance tuning of these components is critical to the overall success of the product. Market acceptance of this product is also highly dependent on third-party software vendors porting their applications to the product. While the Company is working with a number of vendors to accomplish this result, there can be no assurance that the third-party vendors will undertake the necessary efforts, or that the porting efforts will yield competitive software applications on the Company's new product.

The Company introduced additional scalability features for the Exemplar SPP in the first quarter of 1995, and also introduced the SPP1200 model incorporating updated PA-RISC processors. While the Company expects to introduce new models soon after the introduction of the new processors by the Hewlett-Packard Company, there can be no assurance that new processors will be available from Hewlett-Packard Company on a timely basis or in production quantities or that the processors will perform at the expected level. In addition, there are still technical and manufacturing uncertainties involved in bringing new models and features to market. There can be no assurance that the Company will be able to introduce these models or features or that these models or features, once introduced, will gain market acceptance.

Both the C4 and the Exemplar SPP use leading-edge semiconductor devices. The Company currently has only one source for certain key components. The Company's ability to manufacture these products in production quantities will require that the Company receive sufficient quantities of those semiconductor devices from its vendors. There can be no assurance that the Company will receive sufficient quantities of these devices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first quarter of 1995 were $2 million below the levels reported in both the first and fourth quarters of 1994. Although these expenses have been reduced, they have increased as a percentage of revenue when compared to the fourth quarter of 1994 due to the corresponding decline in revenues. The Company implemented restructuring actions in 1993, and again in 1994, to reduce these expenses. The Company believes the current selling resources will be necessary to support the product sales planned for 1995, but the Company continues to focus on tight expense management.

Restructuring and Other Expenses

The Company implemented restructuring actions in 1993 and again in 1994 to reduce operating costs, to increase the efficiency of the Company's operations, and to align operating expenses with anticipated future business levels. These charges totaled $54 million and required approximately $20 million in cash expenditures. At December 31, 1994, the accruals to provide for expenses not yet incurred had been reduced to $3 million as shown in the table below and payments were made or actions taken to further reduce the accruals to $2 million at March 31, 1995.


                                 12/31/94                 Asset     3/31/95
($000,000)                          Bal.     Payments   Write-offs    Bal
- - ----------                          ----     --------   ----------    ---
Severance and Related
  Employee Costs                  $ 1.7       $-0.4       $ 0.0      $ 1.3
Sales Office Closures               0.5        -0.3         0.0        0.2
                                    ---        ----         ---        ---
Restructuring Charges               2.2        -0.7         0.0        1.5

C3 Inventory
   Write-downs/Write-offs           0.4         0.0        -0.4        0.0
Class Action Litigation Settlement  0.3        -0.3         0.0        0.0
Other                               0.3         0.0         0.0        0.3
                                    ---        ----         ---        ---
Other Charges                       1.0        -0.3         0.0        0.3

RESTRUCTURING AND
OTHER CHARGES                     $ 3.2       $-1.0       $-0.4      $ 1.8
                                    ===        ====        ====        ===

The remaining accruals are primarily for expenses involved in employment termination actions in various foreign locations. The cash payments made in the first quarter 1995 totaled $1 million and the cash remaining to be spent under the restructuring actions is $2 million.

The Company ended the first quarter of 1995 with 817 full time employees, 176 fewer than a year ago and 40 below the fourth quarter of 1994.

Other Income and Expense

Other income and expense consists of interest earned less interest expenses incurred and certain costs associated with implementing the Company's foreign currency hedging program. The net amounts were immaterial in the periods presented.

Income Taxes

The operating loss for the Company in the first quarter of 1995 is anticipated to result in no tax benefit in the current year. The Company believes it may incur tax expenses in various foreign subsidiaries which could result in a net tax expense for the year. At March 31, 1995, the Company had foreign and domestic operating loss carryforwards which are available to offset future taxable income. The realization of the tax benefits related to the loss carryforwards is dependent on the future profitability of the Company and its foreign subsidiaries.

Liquidity and Capital Resources

The Company's cash, cash equivalents and short-term investment balances declined by $3 million in the first quarter of 1995, primarily as a result of the Company's operating loss in that quarter. This decline compares to a decline of $11 million in the first quarter of 1994 and no net cash usage in the fourth quarter of 1994. At March 31, 1995, the Company's cash, cash equivalents and short-term investment balances aggregated approximately $36 million.

The Company continues to focus on cash conservation. Receivables and inventory together deceased by $6 million in the first quarter of 1995. However, performance ratios deteriorated on both items. In the fourth quarter of 1994 the Company achieved 91 days of receivables outstanding. This increased to 103 days at March 31, 1995 with several major collections slipping to early April. Inventory turns on revenue dropped to 6.2 after reaching 7.5 in the fourth quarter of 1994. Despite the decrease in turns based on the lower revenue, inventory was reduced $1 million in the quarter. Capital expenditures for the first quarter of 1995 were approximately $4 million compared to $4 million for the first quarter of 1994.

The Company will continue to pursue improvements in working capital ratios in 1995 as a high priority. At present, the Company does not have an established borrowing facility. While the Company is working to establish a borrowing facility and other methods of raising capital with several financial institutions and other organizations, no agreement or commitment to provide the Company with additional capital presently exists. While the Company believes additional working capital can be obtained, the Company may experience liquidity problems if it is unable to significantly reduce or eliminate the losses from operations in the near term, if its activities to improve asset productivity prove unsuccessful or if it is unable to establish a borrowing facility. In addition, the Company will require additional working capital if the Company experiences significant revenue growth over current levels. There can be no assurance that the Company will be able to obtain sufficient additional capital or, if available, that such capital would be at terms acceptable to the Company.


PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

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

      21.1   Subsidiaries of Registrant





(b) Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the fiscal quarter ended March 31, 1995.





                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            CONVEX COMPUTER CORPORATION
                             Registrant

                             BY: DAVID W. CRAIG
                                 --------------
                                 David W. Craig
                                 Chief Financial Officer and
                                 Vice President, Finance
                                 (Principal Finance and Accounting Officer)

Dated:  May 12, 1995