Form 10-Q
period 1995-06-30
CONVEX COMPUTER CORP
filed 1995-08-14
CIK 743653

==============================================================================


              SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                     FORM 10-Q
                                     ---------


(Mark One)

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  June 30, 1995,  or

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ------------ to -----------------

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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 30 days.  Yes ---   No ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             Class                             Outstanding at July 31, 1995

     Common Stock - $0.01 Par value                    26,764,126

==============================================================================

                          PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                           CONVEX COMPUTER CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                  (In thousands)
                                                      June 30,       Dec. 31,
Assets                                                 1995           1994
                                                    ----------      ---------
Current assets:                                     (Unaudited)

   Cash and cash equivalents                            $ 23,019     $34,422
   Short-term investments                                 10,822       5,194
   Receivables, net                                       37,033      44,922
   Inventory                                              19,037      23,655
   Current portion of long-term receivables                9,274      13,122
   Prepaid expenses and other current assets               8,927       7,998
                                                        ---------  ---------
      Total current assets                               108,112     129,313
                                                        --------   ---------
Fixed assets, net                                         31,361      29,433
Long-term receivables                                     12,739      16,594
Long-term investments                                      5,973       6,373
Other assets, net                                          5,152       4,477
                                                        --------   ---------
       Total assets                                    $ 163,337   $ 186,190
                                                       ==========  =========


Liabilities and Shareholders' Equity
Current liabilities:
   Accounts payable                                     $  9,326   $  10,547
   Accrued payroll and related taxes                       3,808       4,327
   Current portion of notes payable                        8,012       9,884
   Deferred revenue                                       13,676      14,207
   Other current liabilities                              23,548      25,912
                                                        --------     -------
       Total current liabilities                          58,370      64,877
                                                        --------     -------
Long-term liabilities:
   Notes payable                                           6,350       9,678
   6% convertible subordinated debentures                 53,500      53,500
                                                         --------    -------
       Total long-term liabilities                        59,850      63,178
                                                         --------    -------
Contingencies and commitments                                 --          --
   Shareholders' equity:
     Preferred stock ($.01 par value);
5,000,000 shares authorized,
         and none outstanding                                 --          --
     Common stock ($.01 par value); 80,000,000
        and 40,000,000 shares authorized in 1995
and 1994, respectively;
         26,729,731 shares and 26,533,485 shares
outstanding in 1995 and 1994, respectively                    267        265
     Additional capital                                   154,506    153,574
     Accumulated (deficit)                               (109,589)   (94,305)
     Cumulative translation adjustment                        (67)    (1,399)
                                                         ---------   --------
        Total shareholders' equity                          45,117    58,135
                                                         ---------   --------
        Total liabilities and shareholders' equity       $ 163,337  $ 186,190
                                                         =========  =========

The accompanying notes are an integral part of these consolidated financial statements.


                          CONVEX COMPUTER CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                  Three Months Ended      Six Months Ended
                                        June 30,               June 30,
                                 ---------------------   ---------------------
                                    1995       1994         1995       1994
                                   ------     -------      ------     -------
Revenue:
Product and other revenue        $ 21,606     $ 16,380    $ 42,936    $ 26,742
  Service revenue                  13,468       18,647      27,301      36,704
                                 --------     --------    ---------   --------
    Total revenue                  35,074       35,027      70,237      63,446

Costs and expenses:

  Cost of product and other         13,380      11,938      27,472      20,218
     revenue
  Cost of service revenue            7,747      12,403      15,746      24,718
  Research and development           7,667       8,205      15,297      16,074
  Selling, general and              12,993      15,441      25,975      30,877
     administrative
  Restructuring and other charges        0      18,345           0      18,345
                                  ---------  ---------    ---------  ---------
  Total costs and expenses           41,787     66,332      84,490     110,232
                                  ---------  ---------   ---------   ---------

  Operating (loss)                   (6,713)   (31,305)    (14,253)   (46,786)

Other (expense), net                   (358)      (488)       (758)      (775)
                                   ---------   ---------  ---------  ---------
(Loss) before provision for          (7,071)   (31,793)    (15,011)   (47,561)

Provision for income taxes              235         50         273        114
                                   ---------  ---------   ---------  ---------

Net (loss)                         $ (7,306)  $(31,843)   $(15,284)  $(47,675)
                                   =========  =========   =========  =========


Net (loss) per common share        $   (.27)  $  (1.23)   $  (0.57)  $  (1.85)
                                   =========  =========   =========  =========


Weighted average number of
common shares outstanding            26,726     25,854      26,690     25,762

The accompanying notes are an integral part of these consolidated financial statements.


                         CONVEX COMPUTER CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                (In thousands)


                                                            Six Months Ended
                                                                June 30,
                                                            ----------------
                                                            1995        1995
                                                            -----      -----

Operating activities:
   Net income (loss)                                     $ (15,284) $ (47,675)
   Adjustments to reconcile net (loss) to net cash
provided by(used for) operating activities:
     Depreciation and amortization                           7,996     15,337
     Foreign currency losses                                   (48)      (488)
     Deferred income taxes                                     382        223
     Changes in assets and liabilities:
       Decrease in receivables                               9,584     18,617
       Decrease in inventory                                 5,047      4,289
       Decrease in prepaid expenses and other                   59      4,077
  current assets
       Decrease in long-term receivables                     7,867      3,652
       (Decrease) increase in accounts payable              (1,371)       390
       Increase (decrease) in income taxes payable             571     (1,563)
       (Decrease) in deferred revenue                       (2,030)    (2,325)
       (Decrease) increase in other current liabilities     (6,162)       631
                                                         ---------   ---------
         Total adjustments                                  21,895     42,840
                                                         ---------   ---------
Net cash provided by (used for) operating activities         6,611     (4,835)
                                                         ---------   ---------
Investing activities:
     (Additions) to fixed assets, net                       (7,170)    (9,909)
     (Increase) decrease in short-term investments          (5,628)     9,968
      Decrease in long-term investments                        400      6,266
     (Increase) in other assets                             (1,960)    (1,947)
     Foreign currency hedging activity                        (160)    (1,093)
                                                         ----------  ---------
Net cash (used for) provided by investing activities       (14,518)     3,285
                                                         ----------  ---------
Financing activities:
   Issuance of common stock under stock option and             934      1,716
and purchase plans, net
   Proceeds from long-term debt                              1,864        917
   Principal payments on long-term debt                     (7,061)    (6,195)
                                                         ----------  ---------
Net cash (used for) financing activities                    (4,263)    (3,562)
                                                         ----------  ---------
Effect of exchange rate fluctuations on cash and               767      1,534
  cash equivalents                                       ----------  ---------
(Decrease) in cash and cash equivalents                     (11,403)   (3,578)
Cash and cash equivalents, beginning of period               34,422    43,094
                                                          ---------  ---------
Cash and cash equivalents, end of period                   $ 23,019  $ 39,516
                                                          =========  =========


Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
   Interest                                               $   2,393  $  2,631
   Income taxes, net of refunds                           $    (829) $ (2,241)

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

Inventory

Inventory is recorded at the lower of cost (on a first-in, first-out basis) or market. Inventory consists of the following (in thousands):

                             June 30,          Dec. 31,
                              1995              1994
                             -------           --------
Raw material                $  7,755           $ 10,119
Work-in-process                2,194              2,957
Finished goods                 9,088             10,579
                             -------            -------
                            $ 19,037           $ 23,655
                            ========           ========

Income Taxes

The operating loss for the Company in the second quarter of 1995 is anticipated to result in no tax benefit in the current year. The Company believes it may incur tax expenses in various foreign subsidiaries which could result in a net tax expense for the year. At June 30, 1995, the Company had foreign and domestic operating loss carryforwards which are available to offset future taxable income. The realization of the tax benefits related to the loss carryforwards is dependent on the future profitability of the Company and its foreign subsidiaries.

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

Restructuring and Other Charges

A summary of the Company's restructuring and other charges is as follows (in millions):

                                            1994 Quarters
                                            -------------
Item                                  4th    3rd    2nd    1st
----                                  ---    ---    ---    ---

Severance and related                $0.0   $0.0   $2.1   $0.0
employee costs
Fixed asset write-downs/write-offs    0.0    0.0    2.9    0.0
Demo equipment write-downs            0.0    0.0    1.6    0.0
                                      ---    ---    ---    ---
Restructuring charges                 0.0    0.0    6.6    0.0

C3 inventory write-downs/write-offs   0.0    0.0   11.7    0.0
                                      ---    ---   ----    ---
Other charges                         0.0    0.0   11.7    0.0
                                      ---    ---   ----    ---
Restructuring and
Other charges                        $0.0   $0.0  $18.3   $0.0
                                     ====   ====  =====   ====

The Company implemented restructuring actions in 1994 primarily as a result of the substantial decline in order rates and revenues of the Company's C3 product line. These actions were designed to reduce operating costs and to increase the efficiency of the Company's operations. These actions included reductions of the Company's workforce and resulted in payments to terminated employees for salaries and severance, benefits during the severance period and outplacement services. Additionally, the restructuring actions resulted in write-downs of certain of the Company's assets which were either obsolete or lacked future utility to the Company. The fixed asset write-downs included costs related to the retirement of fixed assets, principally assets used in the assembly and test of both hardware and software products for the C3 product lines. In addition, the Company wrote-down the carrying value of its C3 sales demonstration and marketing equipment.

The Company recorded $11.7 million of other charges in 1994. The majority of these charges related to the write-downs of the carrying values of the Company's inventories. These write-downs were the result of the continued decline in demand for C3 products below levels estimated in the second quarter of 1993 and the resulting reductions in sales prices for the entire C3 family of products.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company had total revenues of $35 million and a net loss of $7 million in the second quarter of 1995. Total revenue was also essentially unchanged from the same quarter a year ago. Gross margins were 40% for the current quarter versus 31% for the same quarter a year ago and 37% in the previous quarter. Product margins in the second quarter of 1995 were improved compared to both the second quarter of 1994 and the first quarter of 1995. While the improved margins and stable overhead expenses are encouraging, the results for the quarter reflected a significant loss.

The Company began volume shipments of the SPP1200 in the second quarter of 1995. The SPP1200 is the second generation of the Exemplar Scalable Parallel Processor system. Based on Hewlett-Packard Company's PA-RISC technology, the SPP1200 improves the Exemplar series' performance capability with a new processor, increased memory and I/O bandwidth, and increased peripheral connectivity while maintaining compatibility with both HP-UX desktop applications and previous Exemplar models. In the second quarter the Company shipped 18 Exemplar systems, including eight SPP1200 systems.

The Company's expenses in the second quarter of 1995 declined by $2 million from those of the second quarter of 1994, and remained flat with those of the first quarter of 1995. The Company will continue to manage resources and overhead expenses tightly throughout the remainder of 1995.

Cash and short-term investments decreased $3 million in the second quarter of 1995 to $34 million. Receivables and inventory were a source of $7 million of funds in the quarter. Although the Company has no established borrowing facility or other source of additional capital, the Company is actively pursuing financing alternatives.

The Company believes that order rates for the Company's products will continue to be adversely affected by intense competition in the technical markets, product transition issues, and buyers' concern over the company's longer-term
working capital needs.   As the Company plans to maintain investment in the
future, with emphasis on development of new products and sales channels, the Company expects financial performance to be below break-even for at least the next two quarters.


Revenue

Total revenue of $35 million for the second quarter of 1995 was approximately equal to the Company's total revenue for both the second quarter of 1994 and the first quarter of 1995.

                                                 Quarter ended
                                                 -------------
         Revenue ($000,000)          6/30/95        6/30/94        3/31/95
         ------------------          -------        -------        -------

         Product and Other           $ 22           $ 16           $ 21
         Service                       13             19             14
           Total                       35             35             35

         6/30/95 Quarter Revenue -
    Percent change from quarter ended
    ---------------------------------
         Product and Other Revenue      0%             32%            1%
         Service Revenue                0%            -28%           -3%
           Total Revenue                0%              0%            0%

    System Shipments
    ----------------
    Exemplar SPP                       18               11            27
    Meta Series                         1                5             3
    C4600                               4                1             1
    C3800                               0                1             3
    C3200/3400                          5                5             1

Product revenue increased 32% over the second quarter of 1994, primarily as a result of the increase in revenue from Exemplar SPP shipments and an increase in the number of C4 shipments. The Exemplar SPP was introduced in the first quarter of 1994, and the Company has improved the capabilities of the Exemplar family in each quarter since its introduction. In the second quarter of 1995, the Company shipped eight Exemplar SPP1200 systems. The decrease from 27 Exemplar systems shipped in the first quarter of 1995 to 18 in the second quarter of 1995 reflected a decline in shipments of the lower-end CD model. The higher-end XA models represented 15 of the 18 systems shipped and the higher selling prices resulted in almost flat revenue from the first quarter of 1995 to the second quarter of 1995 despite the decline in the number of systems shipped.

Product revenue was equal to the level reported in the first quarter of 1995, with an increase in C4 revenue primarily offset by a decline in revenue from the older C Series models. Unit shipments of the C4 family, which was introduced in June 1994, increased to four in the second quarter of 1995 versus the single unit shipped in the first quarter of 1995. Historically, the quarterly C4 sales have ranged from one to eight systems. The Company believes the high average selling price and the low unit volume of the C4 product will continue to lead to highly variable results for this product line.

Service revenue in the second quarter of 1995 decreased 28% from the second quarter of 1994 and 3% from the first quarter of 1995. Service revenue includes revenue from maintenance contracts and systems integration. Systems integration includes the integration components for the data management business and the Meta Series product line. The maintenance contract component of the service business has remained relatively constant at approximately $12 million per quarter. The decline in service revenue results from a corresponding decline in systems integration revenue. The Meta Series product line has declined as it has been replaced by the Exemplar product line. In addition, during 1994 a major data management vendor chose to sell equipment directly to customers, rather than through the Company, contributing to the decline in systems integration revenue. The Company believes that systems integration revenue will fluctuate from quarter to quarter.

The Company manufactures and ships its products as soon as practicable after receiving a purchase order, and generally does not maintain a significant backlog. Orders were taken in the second quarter of 1995 for several small Exemplar SPP systems to be delivered in the third quarter of 1995, and for one additional C4 system to be delivered late in 1995. The Company's future financial performance will depend on its ability to generate new orders for shipment in the same quarter in which the orders are received.

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


Gross Margin

Total gross margin for the second quarter of 1995 increased to 40% from 37% in the first quarter of 1995 and 31% in the second quarter of 1994 . The change in total gross margin was primarily due to an increase in product margin.


                                                Quarter ended
                                        ------------------------------
 Gross Margin % Revenue                  6/30/95    6/30/94   3/31/95
-------------------------                -------    -------   -------
   Product and Other Margin                38         27         34
   Service Margin                          42         33         42
         Total Margin                      40         31         37

Product margin increased to 38% in the second quarter of 1995 versus the 27% achieved in the second quarter of 1994 and 34% in the first quarter of 1995. The increase in product margins from the first quarter to the second quarter of 1995 was due to the shift to higher end systems on the SPP product line, which carried higher selling prices and higher margins. Product margins improved in the second quarter of 1995 versus a year ago as a result of improved factory efficiencies on the higher product revenue base.

Gross margin on the service business of 42% for the second quarter of 1995 was unchanged from the first quarter of 1995 and improved from 33% in the second quarter of 1994. The improvement in the second quarter of 1995 versus a year ago is attributable to both the reduction in the lower margin integration business and improved performance on the contract maintenance business.

Expenses

Expenses for the second quarter of 1995 remained constant with the previous quarter. Excluding restructuring and other charges, expenses declined by $2 million from the same quarter in 1994, with reductions in selling, general and administrative expenses.


                                                 Quarter ended
                                        ------------------------------
Expenses ($000,000)                      6/30/95    6/30/94   3/31/95
-------------------------                -------    -------   -------
   Research and Development                  8         8         8
   Selling, General and Administration      13        15        13
   Restructuring and Other                   0        18         0

Expenses % Revenue
-------------------

   Research and Development                 22         23       22
   Selling, General and Administrative      37         44       37
   Restructuring and Other                   0         52        0

The Company remains committed to aggressive efforts to maintain investment in the future, with emphasis on development of new products. In addition, the Company believes the current selling resources are necessary to support the product sales forecast for 1995, but the Company continues to focus on tight expense management.

New Product Development
-----------------------

The market for the Company's products is characterized by rapid technological change, frequent new product introductions, changes in customer needs and evolving industry standards and is therefore highly dependent upon timely product innovation. The Company's success is dependent in part on its ability to enhance and improve its existing products while developing and introducing new products on a timely basis to replace declining revenues from older products. The timing and success of product development is unpredictable due to the technological complexity of the Company's products, the inherent uncertainty in anticipating technological developments, the need for coordinated efforts of numerous technical personnel, the Company's reliance on third party vendors for critical technology, and the difficulties in identifying and eliminating errors prior to production release.

The timely introduction and market acceptance of the third generation Exemplar products planned for 1996 are critical to the Company's future financial performance. The introduction, acceptance and cost of these products is substantially dependent upon the delivery of acceptable components manufactured by third parties. The integration and performance tuning of the operating environment and third party programs is also critical to the overall success of these products. The integration and performance tuning of new components typically requires significant development efforts and expense.
The Company believes that its development efforts will result in new products, however there can be no assurance when future products will be available or that those products will be broadly accepted by the market.

Components Availability
-----------------------

Certain components of the Company's products are currently available only from a single or limited number of sources. These components include the PA-RISC microprocessor modules used in the Exemplar family, which are only available from Hewlett-Packard, and custom gallium arsenide gate arrays designed by Convex that are manufactured for the Exemplar family by Fujitsu Microelectronics Incorporated. The Company's ability to manufacture and ship its products to meet customer demands requires that the Company receive sufficient quantities of all these semiconductor devices and other sole-sourced components. The Company's reliance on these vendors involves several risks, including the possibility of an interruption or shortage of components and reduced control over delivery schedules. The Company's products also use several components such as DRAMs and SRAMs which, although manufactured by multiple suppliers, have recently been in short supply. The Company has experienced component shortages in the past, and there can be no assurance that the Company will receive adequate component supplies in the future. Delay in the receipt of sole source or other components could have a material adverse effect on the Company's results of operations.

Restructuring and Other Expenses
--------------------------------

The Company implemented restructuring actions in 1993 and again in 1994 to reduce operating costs, to increase the efficiency of the Company's operations, and to align operating expenses with anticipated future business levels. These charges totaled $54 million and required approximately $20 million in cash expenditures. At March 31, 1995, the accruals to provide for expenses not yet incurred declined to below $2 million and payments were made or actions taken in sales office closures to further reduce the accruals for future cash expenditures to $1.6 million at June 30, 1995.

The Company ended the second quarter of 1995 with 829 full time employees. The Company's future success is substantially dependent upon its ability to attract and retain highly skilled technical and sales personnel. Industry competition for highly skilled personnel is intense, and the Company's recent financial performance has challenged its ability to compete for this personnel. The loss of key personnel could have a material adverse effect on the Company's business.


Other Income and Expense

Other income and expense consists of interest earned less interest expenses incurred and certain costs associated with implementing the Company's foreign currency hedging program. The net amounts were immaterial in the periods presented.


Income Taxes

The operating loss for the Company in the second quarter of 1995 is anticipated to result in no tax benefit in the current year. The Company believes it may incur tax expenses in various foreign subsidiaries which could result in a net tax expense for the year. At June 30, 1995, the Company had foreign and domestic operating loss carryforwards which are available to offset future taxable income. The realization of the tax benefits related to the loss carryforwards is dependent on the future profitability of the Company and its foreign subsidiaries.


Continuing Losses from Operations

The Company has reported losses from operations for each of the last nine quarters. The Company is experiencing intense competition in its historical markets as well as in new markets targeted by the Company. The Company believes that it is experiencing order delays due to customer anticipation of the introduction of new products in the second half of 1996 and customer concerns regarding the Company's longer-term working capital needs. The result of these factors has been reduced current demand for the Company's products, slower than expected acceptance of the Company's products in new markets, and reduced gross margins as compared to the supercomputer industry performance. In response to these factors, the Company has taken a number of actions to reduce expenses, including reductions in the size of the Company's workforce. However, the Company has continued to spend aggressively on research and development. As a result, the Company expects financial performance to be below break-even for at least the next two quarters.


Liquidity and Capital Resources

The Company's cash, cash equivalents and short-term investment balances declined by $3 million in the second quarter of 1995, primarily as a result of the Company's operating loss in that quarter. This decline compares to a decline of $8 million in the second quarter of 1994 and a decline of $3 million in the first quarter of 1995. At June 30, 1995, the Company's cash, cash equivalents and short-term investment balances were a total of $34 million.

The Company continues to focus on cash conservation. Receivables and inventory together decreased by $7 million in the second quarter of 1995, and performance ratios improved on both items. The Company made progress in the second quarter of 1995 in reducing receivable days from 103 to 95. Inventory turns on revenue increased to 7.4 after reaching 6.2 in the first quarter of 1995. Capital expenditures for the second quarter of 1995 were approximately $3 million compared to $6 million for the second quarter of 1994.
The Company has no established borrowing facility or other source of additional capital and no agreement or commitment to provide the Company with additional capital presently exists. With financial performance for at least the next two quarters expected to be below break-even, the Company expects cash, cash equivalents and short-term investment balances to decline to a challenging level unless additional working capital is obtained. The Company will experience liquidity problems within the next 12 months if it is unable to eliminate or significantly reduce its losses from operations or obtain sufficient additional capital resources. In addition, the Company will require additional capital if revenue growth materially exceeds current levels. While the Company is actively pursuing a number of financing alternatives, there can be no assurance that the Company will be able to obtain sufficient additional capital.


Dependence on Relationship with Hewlett-Packard

The Company's future success and growth depends significantly on its relationship with Hewlett-Packard. The Company has licensed certain core technology from and to, and has an ongoing joint marketing arrangement with, Hewlett-Packard. The Company's strategy of developing products based on Hewlett-Packard's microprocessors and operating environment makes it substantially dependent on the competitiveness of those processors and the Company's ability to obtain access to, and to develop expertise with, Hewlett-Packard's current and future product developments. The Company's believes that its relationship with Hewlett-Packard remains strong and is expanding to include new areas of mutual interest. However, there can be no assurance that the Company will always have access to Hewlett-Packard technology.


Competition

The high performance computer business is intensely competitive and characterized by rapid technological advances. The Company's future success is dependent upon its ability to develop new products and bring them to market in the near term. The Company's ability to bring new products to market is substantially dependent on Hewlett-Packard's timely development and introduction of new microprocessors. In addition, the availability of other technologies necessary for the Company's success are not under the Company's control.

The Company's Exemplar products compete with International Business Machines Corporation's SP2 product, Silicon Graphics Inc.'s Challenge and Power Challenge products, and products offered by several vendors who offer high performance workstation and server products. The Company's entire product line also competes with that of Cray Research, Inc. Each of these competitors has significantly greater financial, technical, sales, marketing and other resources than the Company. The introduction of new products by any of these competitors could result in material adverse effects on the Company, including but not limited to delays in orders caused by customer evaluations of new product offerings.


PART II  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held on May 11,1995. At the Annual Meeting, the following matters were voted upon and approved: (i) the election of Robert J. Paluck (19,302,976 shares voted for such matters and 985,323 negative votes were cast), Stephen J. Wallach (19,305,054 shares voted for such matters and 983,245 negative votes were cast), Erich Bloch (19,325,425 shares voted for such matters and 962,874 negative votes were cast), Sam K. Smith (19,317,798 shares voted for such matters and 970,501 negative votes were cast), Howard D. Wolfe (19,320,911 shares voted for such matters and 967,388 negative votes were cast), H. Berry Cash (19,171,208 shares voted for such matters and 1,117,091 negative votes were cast), Max D. Hopper (19,324,574 shares voted for such matters and 963,725 negative votes were cast) as directors of the Company to serve until the next Annual Meeting of Stockholders and until each director's successor has been elected and qualified; (ii) the approval and ratification of an amendment to the 1991 Stock Option Plan that would increase the number of shares reserved for issuance thereunder from 4,960,000 to 6,160,000 (8,381,555 shares voted for such matters, 7,659,587 negative votes were cast and 82,130 abstained); (iii) the approval and ratification of the adoption of the 1995 Employee Stock Purchase Plan that would reserve 900,000 shares for issuance thereunder (14,139,755 shares voted for such matters, 1,894,551 negative votes were cast and 88,966 abstained); (iv) the approval of the amendment and restatement of the Company's Certificate of Incorporation for the purpose of increasing the authorized number of shares of Common Stock by 40,000,000 shares (16,810,324 shares voted for such matters, 3,379,271 negative votes were cast and 98,704 abstained); (v) the ratification of the appointment of Ernst & Young LLP as the Company's independent public accountants for the 1995 fiscal year (19,538,090 shares voted for such matters, 677,718 negative votes were cast and 72,491 abstained).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

      Exhibit No.              Description
      -----------              -----------

      3.1(*)    Restated Certificate of Incorporation of the Company.

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

     10.5 1995 Employee Stock Purchase Plan, and form of Subscription Agreement. Incorporated by reference from the Company's Registration Statement on Form S-8 (Registration No. 33-59857).

     10.6 1991 Stock Option Plan, as amended, and form of Non-Statutory Stock Option Agreement. Incorporated by reference from the Company's Registration Statement on Form S-8 (Registration No. 33-59817).

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

     10.8 Agreement of Limited Partnership dated March 21, 1994 of Ambvex, Ltd. Incorporated by reference from Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

     10.8.1 First Amendment to Limited Partnership Agreement dated June 10, 1994 of Ambvex, Ltd. amending the Agreement of Limited Partnership included as
Exhibit 10.8. Incorporated by reference from Exhibit 10.8.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

     10.8.2 Second Amendment to Limited Partnership Agreement dated July 13, 1994 of Ambvex, Ltd. amending the Agreement of Limited Partnership included as Exhibit 10.8. Incorporated by reference from Exhibit 10.8.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

     10.9 Software Agreement dated December 6, 1993 between the Company and Novell, Inc. (successor in interest to Unix System Laboratory, Inc.), and Sublicensing Agreement dated December 6, 1993 between the Company and Novell, Inc. (successor in interest to Unix System Laboratory, Inc.). Incorporated by reference from Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

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

     10.12 Registration Rights Agreement dated March 18, 1992 between the Company and Hewlett-Packard Company. Incorporated by reference from Exhibit
10.12 to the Company's Annual Report onForm 10-K for the year ended December 31, 1991.

     11.1    Computation of Per Share Earnings.

     13.1 Annual Report to Shareholders for the year ended December 31, 1994 (to be deemed filed only to the extent required by the instruction to exhibits for reports on Form 10-K).

     21.1    Subsidiaries of Registrant

--------------------------------------------
         (*)      Filed herewith

(b) Reports on Form 8-K
No reports on Form 8-K were filed by the Company during the fiscal quarter ended June 30, 1995.





SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           CONVEX COMPUTER CORPORATION
                                           Registrant

                                           BY: DAVID W. CRAIG
                                           ------------------
                                           David W. Craig
                                           Chief Financial Officer and
                                           Vice President, Finance
                                           (Principal Finance and Accounting
                                            Officer)

Dated:  August 14, 1995

-----------------------------------



                              EXHIBIT INDEX

         Exhibit
         Number
         --------

            3.1       Restated Certificate of Incorporation of the Company


=============================================================================

                            EXHIBIT 3.1


               RESTATED CERTIFICATE OF INCORPORATION

                                OF

                    CONVEX COMPUTER CORPORATION


CONVEX COMPUTER CORPORATION, originally incorporated as PARSEC SYSTEMS CORP., a cooperation duly organized and existing under the laws of the State of Delaware (the "Corporation"), does hereby certify as follows:

FIRST: The original Certificate of Incorporation of the Corporation was filed with the Secretary of State of the State of Delaware on September 8, 1982;

SECOND: This Restated Certificate of Incorporation has been duly adopted in accordance with the provisions of Sections 242 and 245 of the General Corporation Law of the State of Delaware by the Board of Directors of the Corporation;

THIRD: This restated Certificate of Incorporation has been approved by the stockholders of the Corporation in accordance with the provisions of Sections 211 and 216 of the General Corporation Law of the State of Delaware;

FOURTH: The Certificate of Incorporation of this Corporation is restated in its entirety to read as follows:

1.     The name of the Corporation is CONVEX COMPUTER CORPORATION.

2. The address of its registered office in the State of Delaware is 1209 Orange Street, in the City of Wilmington, County of New Castle. The name of its registered agent at such address is The Corporation Trust Company.

3. The nature of the business or purposes to be conducted or promoted is to engage in any lawful act or activity for which corporation may be organized under the General Corporation Law of Delaware.

4. The total number of shares of stock which the Corporation shall have authority to issue is eighty-five million (85,000,000) which shall be divided into two (2) classes as follows: eighty million (80,000,000) shares of Common Stock, par value One Cent ($0.01) per share, amounting in the aggregate to eight hundred thousand dollars ($800,000) ("Common Stock"), and five million (5,0000,000) shares of Preferred Stock, par value One Cent ($0.01) per share, amounting in the aggregate to fifty thousand dollars ($50,000) ("Preferred Stock").

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

5.     The Corporation is to have a perpetual existence.

6. In furtherance and not in limitation of the powers conferred by statute, the Board of Directors is expressly authorized to make, alter or repeal the by-laws of the Corporation.

7. Elections of directors need not be by written ballot unless the by-laws of the Corporation shall so provide.

8. A director of the Corporation shall not be personally liable to the Corporation or it stockholders for monetary damages for breach of fiduciary duty as a director, except for liability (i) for any breach of the director's duty of loyalty to the Corporation or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) under Section 174 of the Delaware General Corporation Law, or (iv) for any transaction from which the director derived an improper personal benefit.

9. (a) The Corporation shall indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending, or completed action, suit or proceeding, whether civil, criminal, administrative, or investigative (other than an action by or in the right of the Corporation) by reason of the fact that he is or was a director, officer, employee or agent of the Corporation, or is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit or proceeding if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. The termination of any action, suit, or proceeding by judgment, order, settlement, conviction or upon a plea of "nolo contendere" or its equivalent, shall not, of itself, create a presumption that the person did not act in good faith and in a manner which he reasonably believed to be in or not opposed to the best interest of the Corporation, and, with respect to any criminal action or proceeding, had reasonable cause to believe that his conduct was unlawful.

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

      (d) Any indemnification under subparagraphs (a) and (b) (unless ordered by a court) shall be made by the Corporation only as authorized in the specific case upon a determination that indemnification of the director, officer, employee or agent is proper in the circumstances because he has met the applicable standard of conduct set forth in subparagraphs (a) and (b). Such determination shall be made (1) by the Board of Directors by a majority vote of a quorum consisting of directors who were not parties to such action, suit or proceeding, or (2) if such a quorum is not obtainable, or, even if obtainable, if a quorum of disinterested directors so directs, by independent legal counsel in a written opinion, or (3) by the stockholders. Notwithstanding the foregoing, a director, officer, employee or agent has not met the applicable standard of conduct set forth in subparagraphs (a) and (b) by petitioning a court of appropriate jurisdiction.

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

      IN WITNESS WHEREOF, CONVEX COMPUTER CORPORATION has caused this Certificate to be signed by Robert J. Paluck, its Chairman of the Board, and attested by Philip N. Cardman, its Secretary, this 26th of May, 1995.



                                         CONVEX COMPUTER CORPORATION

                                          BY:   ROBERT J. PALUCK
                                             -----------------------
                                                Robert J. Paluck
                                                Chairman of the Board



ATTEST:

BY:   PHILIP N. CARDMAN
   ----------------------
      Philip N. Cardman
      Secretary