Form 10-Q
period 1995-09-30
CONVEX COMPUTER CORP
filed 1995-11-02
CIK 743653

==============================================================================

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                     FORM 10-Q
                             -------------------------


(Mark One)

  X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----
 Exchange Act of 1934

For the quarterly period ended:  September 30, 1995,  or

----- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ---------------- to -------------------
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


                              ------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 30 days.  Yes  X   No ------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                Class                      Outstanding at October 30, 1995

   Common Stock - $0.01 Par value                    26,795,314

==============================================================================



                              PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                               CONVEX COMPUTER CORPORATION
                               CONSOLIDATED BALANCE SHEETS
                                     (In thousands)

                                                       Sept. 30,      Dec. 31,
Assets                                                   1995          1994
                                                      -------------   --------
Current assets:                                       (Unaudited)

   Cash and cash equivalents                            $  16,929   $  34,422
   Short-term investments                                   6,855       5,194
   Receivables, net                                        33,446      44,922
   Inventory                                               19,282      23,655
   Current portion of long-term receivables                 9,163      13,122
   Prepaid expenses and other current assets                7,235       7,998
                                                         --------   ---------
      Total current assets                                 92,910     129,313
                                                         --------   ---------
Fixed assets, net                                          27,326      29,433
Long-term receivables                                       9,734      16,594
Long-term investments                                       5,973       6,373
Other assets, net                                           5,130       4,477
                                                         --------   ---------
       Total assets                                      $141,073    $186,190
                                                         ========   =========

Liabilities and Shareholders' Equity
Current liabilities:
   Accounts payable                                      $  7,168   $  10,547
   Accrued payroll and related taxes                        4,612       4,327
   Current portion of notes payable                         7,944       9,884
   Deferred revenue                                        11,156      14,207
   Other current liabilities                               20,308      25,912
                                                         --------    --------
        Total current liabilities                          51,188      64,877
                                                         --------   ---------

Long-term liabilities:
   Notes payable                                            5,369      9,678
   6% convertible subordinated debentures                  53,500     53,500
                                                         --------   --------
      Total long-term liabilities                          58,869     63,178
                                                         --------   --------

Contingencies and commitments                                 --           --
 Shareholders' equity:
   Preferred stock ($.01 par value); 5,000,000 shares
      authorized, and none outstanding                        --           --
   Common stock ($.01 par value); 80,000,000 and 40,000,000
      shares authorized in 1995 and 1994, respectively;
      26,790,465 shares and 26,533,485 shares outstanding
      in 1995 and 1994, respectively                          267         265
   Additional capital                                     154,780     153,574
   Accumulated (deficit)                                 (123,451)    (94,305)
   Cumulative translation adjustment                         (580)     (1,399)
                                                        ---------    --------
      Total shareholders' equity                           31,016      58,135
                                                        ---------    --------
      Total liabilities and shareholders' equity        $ 141,073   $ 186,190
                                                        =========   =========

The accompanying notes are an integral part of these consolidated financial statements.


                             CONVEX COMPUTER CORPORATION
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)
                        (In thousands, except per share data)


                                    Three Months Ended      Nine Months Ended
                                      September 30,           September 30,
                                  --------------------    -------------------
                                     1995      1994         1995      1994
                                 ---------   ---------   ---------  ---------
Revenue:
  Product and other revenue      $  12,937   $  20,537   $  55,873  $  47,279
  Service revenue                   12,262      15,906      39,563     52,610
                                 ---------   ---------   ---------  ---------
     Total revenue                  25,199      36,443      95,436     99,889

Costs and Expenses:
  Cost of product and other revenue  9,375      12,018      36,847     32,236
  Cost of service revenue            7,511       9,565      23,257     34,283
  Research and development           8,172       7,697      23,469     23,771
  Selling, general and
     administrative                 13,142      14,970      39,117     45,847
  Restructuring and other charges        0           0           0     18,345
                                 ---------   ---------   ---------  ---------
  Total costs and expenses          38,200      44,250     122,690    154,482
                                 ---------   ---------   ---------  ---------

  Operating (loss)                 (13,001)     (7,807)    (27,254)   (54,593)

Other (expense), net                  (860)       (552)     (1,618)    (1,327)
                                 ----------   ---------   ---------  ---------
(Loss) before provision for income
  taxes                            (13,861)     (8,359)    (28,872)   (55,920)
                                 ----------   ---------   ---------  ---------

Provision for income taxes               1         427         274        541
                                 ---------    ---------   ---------  --------

Net (loss)                       $ (13,862)   $ (8,786)  $ (29,146) $ (56,461)
                                 ==========   =========  ========== ==========

Net (loss) per common share      $    (.52)   $   (.33)  $   (1.09) $   (2.18)
                                 ==========   =========  ========== ==========


Weighted average number of
common shares outstanding            26,770      26,321      26,715     25,846

The accompanying notes are an integral part of these consolidated financial statements.



                            CONVEX COMPUTER CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                   (In thousands)


                                                           Nine Months Ended
                                                             September 30,
                                                      ------------------------
                                                         1995         1994
                                                     -----------   -----------
Operating activities:
   Net income (loss)                                 $  (29,147)   $  (56,461)
   Adjustments to reconcile net (loss) to net cash
     (used for) provided by operating activities:
     Depreciation and amortization                       12,732        13,483
     Foreign currency losses                               (103)         (629)
     Deferred income taxes                                  388           256
     Changes in assets and liabilities:
       Decrease in receivables                           12,614        21,628
       Decrease in inventory                              4,800         2,502
       Decrease in prepaid expenses and other current
         assets                                           1,418         8,164
       Decrease in long-term receivables                 10,974         7,428
       (Decrease) in accounts payable                    (3,511)       (2,185)
       Increase (decrease) in income taxes payable          152        (1,136)
       (Decrease) in deferred revenue                    (3,549)           (8)
       (Decrease) in other current liabilities           (7,938)       (3,710)
                                                     -----------   -----------
         Total adjustments                               27,977        45,793
                                                     -----------   -----------
Net cash (used for) operating activities                 (1,170)      (10,668)
                                                     -----------   -----------
Investing activities:
     (Additions) to fixed assets, net                    (7,280)       (5,400)
     (Increase) decrease in short-term investments       (1,661)        7,846
     Decrease in long-term investments                      400         3,360
     (Increase) in other assets                          (2,738)       (2,871)
     Foreign currency hedging activity                     (179)       (1,195)
                                                     -----------   -----------
Net cash (used for) provided by investing activities    (11,458)        1,740
                                                     -----------   -----------
Financing activities:
   Issuance of common stock under stock option
     and purchase plans, net                              1,209         2,693
   Proceeds from long-term debt                           3,424           310
   Principal payments on long-term debt                  (9,670)       (8,947)
                                                     -----------   -----------

Net cash (used for) financing activities                 (5,037)       (5,944)
                                                     -----------   -----------

Effect of exchange rate fluctuations on cash
   and cash equivalents                                     172         1,832
                                                     -----------   -----------

(Decrease) in cash and cash equivalents                 (17,493)      (13,040)
Cash and cash equivalents, beginning of period           34,422        43,094
                                                     -----------   -----------

Cash and cash equivalents, end of period              $  16,929     $  30,054
                                                      ==========   ===========

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
   Interest                                            $  3,763     $   3,833
   Income taxes, net of refunds                        $   (936)    $  (5,824)

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

Inventory

Inventory is recorded at the lower of cost (on a first-in, first-out basis) or market. Inventory consists of the following (in thousands):

                              Sept. 30,        Dec. 31,
                                1995            1994
                            -----------      ----------
Raw material                 $  7,137         $ 10,119
Work-in-process                 2,671            2,957
Finished goods                  9,474           10,579
                              -------         --------
                             $ 19,282         $ 23,655
                             ========         ========

Income Taxes

The operating loss for the Company in the third quarter of 1995 is anticipated to result in no tax benefit in the current year. The Company believes it may incur tax expenses in various foreign subsidiaries which could result in a net tax expense for the year. At September 30, 1995, the Company had foreign and domestic operating loss carryforwards which are available to offset future taxable income. The realization of the tax benefits related to the loss carryforwards is dependent on the future profitability of the Company and its foreign subsidiaries.

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

Legal Proceedings

On September 22, 1995, an action titled Joanne Hoffman v. Robert J. Paluck, Steven J. Wallach, Erich Bloch, H. Berry Cash, Max D. Hopper, Sam K. Smith, Howard D. Wolfe, Convex and Hewlett-Packard (the "Hoffman Action") was filed in the State of Delaware against Convex, Hewlett-Packard and the Convex Board. The Hoffman Action alleges, among other things, that the proposed price per share for the Convex Common Stock is unfairly low and does not accurately reflect the intrinsic value of the Convex Common Stock. The Hoffman Action further alleges that the members of the Convex Board breached their fiduciary duties to Convex by failing to conduct an auction of Convex before signing the Merger Agreement and that the Convex Board failed to exercise independent judgment in agreeing to the Merger. The Hoffman Action alleges that HP owes a fiduciary duty to the stockholders of Convex. The Hoffman Action requests, among other things, that the court enjoin the consummation of the Merger, as well as unspecified damages, and certification as a class action.

On October 2, 1995, a second action titled Gail Gomberg v. Robert J. Paluck, Steven J. Wallach, Erich Bloch, H. Berry Cash, Max D. Hopper, Sam K. Smith, Howard D. Wolfe, Convex and Hewlett-Packard (the "Gomberg Action") was filed in the State of Delaware against Convex, Hewlett-Packard and the Convex Board. The Gomberg Action alleges, among other things, that the Merger is unfair to Convex and its stockholders for the following reasons: (i) the Convex Board did not conduct an auction before entering into the Merger Agreement, (ii) the price offered for shares of Convex Common Stock in the Merger was below the market price on the date that the Merger Agreement was signed, (iii) the Merger will deny the Convex stockholders the right to maximize the value of their securities through the loss of a premium that could be available from other suitors, and (iv) by conducting the foregoing acts, the Convex Board breached their fiduciary duties to Convex and its stockholders. The Gomberg Action also alleges that HP aided and abetted the members of the Convex Board in breaching their fiduciary duties. The Gomberg Action seeks an injunction against the Merger, as well as unspecified damages, certification as a class and other forms of relief.

On October 3, 1995, a third action titled Glenn Faegenburg v. Robert J. Paluck, Steven J. Wallach, Erich Bloch, H. Berry Cash, Max D. Hopper, Sam K. Smith, Howard D. Wolfe and Convex (the "Faegenburg Action") was filed in the State of Delaware against Convex and the individual members of the Convex Board. The Faegenburg Action alleges, among other things, that the proposed price per share is unfairly low and that the members of the Convex Board breached their fiduciary duties to the Convex stockholders. The Faegenburg Action seeks an injunction against the Merger, as well as unspecified damages, certification as a class action and other forms of relief.

While no assurance can be given as to the results of the above described actions, HP and Convex believe that each of the above actions lacks merit and intend to defend these actions vigorously.

Restructuring and Other Charges

A summary of the Company's restructuring and other charges is as follows (in millions):

                                              1994 Quarters
                                        --------------------------
Item                                     4th     3rd    2nd    1st
----                                     ----   ----   ----   ----

Severance and related employee costs     $0.0   $0.0   $2.1   $0.0
Fixed asset write-downs/write-offs        0.0    0.0    2.9    0.0
Demo equipment write-downs                0.0    0.0    1.6    0.0
                                         ----   ----   ----   ----
Restructuring charges                     0.0    0.0    6.6    0.0

C3 inventory write-downs/write-offs       0.0    0.0   11.7    0.0
                                         ----   ----  -----   ----
Other charges                             0.0    0.0   11.7    0.0
                                         ----   ----  -----   ----
Restructuring and
Other charges                            $0.0   $0.0  $18.3   $0.0
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

Merger with Hewlett-Packard

On September 21, 1995, Convex Computer Corporation, Hewlett-Packard Company ("Hewlett-Packard"), and Gemini Project Corporation, a wholly-owned subsidiary of Hewlett-Packard ("Subsidiary") entered into an Agreement and Plan of Merger (the "Merger Agreement"), which contemplates that Hewlett-Packard will acquire Convex by means of a merger of Subsidiary with and into Convex. Subject to the approval of the holders of a majority of the outstanding shares of common stock, $.01 par value, of Convex ("Convex Common Stock") and certain other conditions set forth in the Merger Agreement, (i) each outstanding share of Convex Common Stock will be converted into the right to receive that fraction of a share (the "Conversion Fraction") of common stock, $1.00 par value, of Hewlett-Packard ("HP Common Stock") as is determined by dividing $4.83 by the average closing price of HP Common Stock for the ten trading day period ending two trading days prior to the effectiveness of the Merger (the "Effective Time"), and (ii) each outstanding option to purchase Convex Common Stock will thereafter constitute an option to acquire that number of whole shares of HP Common Stock equal to the number of shares of Convex Common Stock issuable with respect to such option multiplied by the Conversion Fraction, at a price equal to the exercise price per share of Convex Common Stock divided by the Conversion Fraction. Subject to the consummation of the Merger, Convex will apply the funds credited as of the last payday on or prior to the Effective Time in each participant's payroll withholdings account under the Convex 1995 Employee Stock Purchase Plan to the purchase of whole shares of Convex Common Stock. No fractional shares of HP Common Stock will be issued in the Merger. Cash will be paid in lieu of issuing fractional shares.

After the Effective Time, the 6% Convertible Subordinated Debentures due March 1, 2012 (the "Debentures") issued by Convex will be convertible, at the option of the holders, into whole shares of HP Common Stock at a conversion price determined by dividing $21.75, the current price at which the Debentures are convertible into Convex Common Stock, by the Conversion Fraction. Hewlett-Packard will not succeed to the rights and obligations of Convex under the Indenture dated as of March 1, 1987 relating to the Debentures (the "Indenture") at the Effective Time.

Upon completion of the transaction, which is anticipated by early 1996, Convex will become a wholly- owned subsidiary of Hewlett-Packard.

Nothing in the Merger Agreement prevents the Board of Directors of Convex (the "Convex Board") from soliciting or encouraging, or from considering or negotiating, another proposal for a merger or similar transaction (an "Acquisition Proposal"). Convex, through its financial advisors, PaineWebber Incorporated, has commenced efforts to solicit alternative proposals from potential acquirors. In addition, nothing in the Merger Agreement prevents the Convex Board from approving or recommending an Acquisition Proposal if the Convex Board determines that such Acquisition Proposal would result in a transaction more favorable to Convex's stockholders from a financial point of view that the transaction contemplated by the Merger Agreement (a "Superior Proposal"). If Convex accepts or recommends to its stockholders a Superior Proposal, Convex will be required to pay Hewlett-Packard the sum of $3,750,000, plus Hewlett-Packard's expenses.

Hewlett-Packard has filed with the Securities and Exchange Commission ("Commission") a Registration Statement on Form S-4 under the Securities and Exchange Act of 1933, as amended, with respect to the HP Common Stock to be issued in the Merger. The Proxy Statement/Prospectus forming part of that Registration Statement will be mailed to the record holders of Convex Common Stock after the Registration Statement is declared effective by the Commission, which is expected to occur before the end of 1995.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

On September 21, 1995, Convex Computer Corporation ("Convex"), Hewlett-Packard Company ("Hewlett-Packard") and Gemini Project Corporation, a wholly-owned subsidiary of Hewlett-Packard ("Subsidiary") entered into an Agreement and Plan of Merger (the "Merger Agreement"), which contemplates that Hewlett-Packard will acquire Convex by means of a merger (the "Merger") of Subsidiary with and into Convex. Upon completion of the Merger, which is expected to occur by early 1996, Convex will become a wholly-owned subsidiary of Hewlett-Packard. Certain terms of the Merger are summarized below under the heading "Merger with Hewlett-Packard."

During the third quarter of 1995, revenue declined sharply due in substantial part to customers' continued concern over Convex's financial viability. Continued intense competition in the technical markets and component shortages for Convex's C4 systems also played a role in the decline, which was significantly sharper than expected.

Revenue for the third quarter was $25 million versus $35 million in the previous quarter and $36 million in the third quarter of 1994. Expenses for the third quarter increased by $.7 million versus the previous quarter, but declined by $1 million from the third quarter of 1994. As a result, Convex incurred a loss of $14 million, or $.52 per share, for the third quarter, versus a loss of $7 million, or $.27 per share, in the previous quarter and $9 million, or $.33 per share, in the third quarter of 1994. Cash and short-term investments decreased by $10 million in the third quarter of 1995 to $24 million as of September 30, 1995.

The Company believes that its financial results will continue to be adversely affected by intense competition in the technical markets, component availability issues and, unless the Merger is consummated or Convex can obtain additional capital, customers' concern over Convex's financial viability.

The Company has no established borrowing facility or other source of additional capital. After a thorough investigation of financing alternatives, the Company has been unable to locate a source of additional capital willing to provide an amount of capital sufficient to satisfy the Company's near-term requirements. While some sources have expressed interest in attempting to raise or provide additional capital for the Company, none of these sources has been able to express a high level of confidence in their ability to satisfy the Company's capital requirements given the Company's recent history of losses and near-term prospects and general market factors, including the fact that virtually all of the supercomputer companies still in business in 1994, including Kendall Square Research, Thinking Machines Corporation and Cray Computer Corporation, either are experiencing financial difficulties or have filed bankruptcy.

The Company expects financial performance to be below break-even for at least the next two quarters and potentially beyond. As a result, the Company expects cash, cash equivalents and short-term investment balances to decline to or be below minimum requirements in early 1996 unless it (a) can obtain additional capital from currently unidentified sources or by consummating the Merger or (b) curtails or eliminates some of its technology and product development activities which are important to its success in the long term.

Revenue

Total revenue of $25 million for the third quarter of 1995 was 31% below the Company'sttotal revenue for the third quarter of 1994 and 28% below the second quarter of 1995.

                                    Quarter ended
                            ---------------------------
   Revenue ($000,000)       9/30/95   9/30/94   6/30/95
   ------------------       -------   -------   -------
   Product and Other          $ 13      $ 21      $ 22
   Service                      12        16        13
      Total                     25        36        35

   9/30/95 Quarter Revenue -
   Percent change from quarter ended
   ---------------------------------
   Product and Other Revenue    0%       -37%      -40%
   Service Revenue              0%       -23%       -9%
      Total Revenue             0%       -31%      -28%

   System Shipments
   ----------------
   Exemplar SPP                 14        17        18
   Meta Series                   0         2         1
   C4600                         1         5         4
   C3800                         0         0         0
   C3200/3400                    0         5         5


Third quarter product revenue decreased 37% from the third quarter of 1994, primarily as a result of a decrease in C Series system shipments, and decreased 40% from the second quarter of 1995, as a result of decreases in both C4 system and Exemplar SPP system shipments.

Critical sole-source component shortages coupled with late order placement allowed shipment of only one C4 system during the third quarter of 1995, and resulted in an increase of two systems in the C4 system order backlog. The Company believes that the availability of these critical sole-source components will continue to limit C4 system shipments in the near term. The Company also believes that the high average selling price and the low unit volume of its C4 system will continue to lead to highly variable results for this product line, sales of which have ranged from one to eight system sales per quarter.

During the third quarter of 1995, shipments of higher-end Exemplar system XA models were below the levels of the previous quarter and the same quarter of 1994. The effects of this decline were partially offset by an increase in shipments of lower-end Exemplar system CD models and an increase in Exemplar SPP upgrade shipments.

Service revenue in the third quarter of 1995 decreased 23% from the third quarter of 1994 and 9% from the second quarter of 1995. Service revenue includes revenue from maintenance contracts and systems integration. Systems integration includes the integration components for the data management business and the Meta Series product line. Service revenue from maintenance contracts, which was approximately $11 million in the third quarter of 1995, has been declining gradually because the decrease in service revenue from older systems has not been fully offset by an increase in service revenue from newer systems. The decline in service revenue also reflects a decline in systems integration revenue, which Convex believes will fluctuate from quarter to quarter.

The Company manufactures and ships its products as soon as practicable after receiving a purchase order, and generally does not maintain a significant backlog. The Company's future financial performance will depend on its ability to generate new orders for shipment in the same quarter in which the orders are received. The Company currently has an order backlog for three C4 systems, shipment of which are constrained by critical sole-source component shortages and, for one system, export licensing and funding approval. In addition, shipment of three Exemplar SPP systems that are in backlog require export licensing and funding approval.

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

Gross Margin

Total gross margin for the third quarter of 1995 decreased to 33% from 40% in the second quarter of 1995 and 41% in the third quarter of 1994 .

                                               Quarter ended
                                        ---------------------------
Gross Margin % Revenue                  9/30/95   9/30/94   6/30/95
----------------------                  -------   -------   -------
   Product and Other Margin                28        41        38
   Service Margin                          39        40        42
         Total Margin                      33        41        40

Product margin decreased to 28% in the third quarter of 1995 versus the 41% achieved in the third quarter of 1994 and 38% in the second quarter of 1995. The primary reason for the decrease was the impact of fixed factory overhead on the reduced volume. Third quarter margins for Exemplar SPP systems remained relatively constant versus both prior periods, while third quarter margins for C Series systems declined versus both prior periods. The Company expects continued pressure on C Series system margins due to continued intense pricing competition and increased costs associated with shortages of critical sole-source components.

Gross margin on the service business was 39% for the third quarter of 1995 compared to 40% a year ago and 42% for the second quarter of 1995. Both service and integration volumes declined in third quarter of 1995, compared to the prior period. While service costs have been reduced significantly versus the third quarter of 1994 the revenue decline in the near term is against a relatively fixed cost base, resulting in the lower margin compared to the second quarter of 1995.

Expenses

Expenses for the third quarter of 1995 increased slightly from the second quarter of 1995 in both research and development and in selling, general and administrative expenses. Expenses declined from the same quarter in 1994, with reductions in selling, general and administrative expenses.

                                                 Quarter ended
                                         ---------------------------
 Expenses ($000,000)                     9/30/95   9/30/94   6/30/95
 -------------------                     -------   -------   -------
   Research and Development                 8         8          8
   Selling, General and Administrative     13        15         13


 Expenses % Revenue
 ------------------
   Research and Development                32%       21%        22%
   Selling, General and Administrative     52%       41%        37%

The Company continues to focus on expense management.


New Product Development
-----------------------

The market for the Company's products is characterized by rapid technological change, frequent new product introductions, changes in customer needs and evolving industry standards and is therefore highly dependent upon timely product innovation. The Company's success is dependent in part on its ability to enhance and improve its existing products while developing and introducing new products on a timely basis to replace declining revenues from older products. The timing and success of product development is unpredictable due to the technological complexity of the Company's products, the inherent uncertainty in anticipating technological developments, the need for coordinated efforts of numerous technical personnel, the Company's reliance on third party vendors for critical technology and the difficulties in identifying and eliminating errors prior to production release.

The timely introduction and market acceptance of the third generation Exemplar products planned for 1996 are critical to the Company's future financial performance. The introduction, acceptance and cost of these products is substantially dependent upon the delivery of acceptable components manufactured by third parties. The integration of components developed by the Company with third party components and the performance tuning of the integrated product are also critical to the overall success of these future products. Integration and performance tuning efforts typically require significant development effort and expense.

The Company believes that it will be forced to curtail or eliminate its development efforts unless the Merger is consummated or another source of additional capital can be obtained by early 1996.

Components Availability
-----------------------

Certain components of the Company's products are currently available only from a single or limited number of sources. In the third quarter of 1995 the Company experienced a shortage of gallium arsenide gate arrays for the C4 product line, which are only available from Vitesse Semiconductor Corporation. The Company believes availability of these devices will improve in the fourth quarter of 1995, but there can be no assurance that the Company will receive an adequate supply of these components.

Sole-source components also include the PA-RISC microprocessor modules used in the Exemplar family, which are only available from Hewlett-Packard, and custom gallium arsenide gate arrays designed by Convex that are manufactured for the Exemplar family by Fujitsu Microelectronics Incorporated. The Company's ability to manufacture and ship its products to meet customer demands requires that the Company receive sufficient quantities of all these semiconductor devices and other sole-source components. The Company's reliance on these vendors involves several risks, including the possibility of an interruption or shortage of components and reduced control over delivery schedules. The Company's products also use several components such as DRAMs and SRAMs which, although manufactured by multiple suppliers, have recently been in short supply. The Company has experienced component shortages in the past, and there can be no assurance that the Company will receive adequate component supplies in the future. Delay in the receipt of sole-source or other components could have a material adverse effect on the Company's results of operations.

Restructuring and Other Expenses
--------------------------------

The Company implemented restructuring actions in 1993 and again in 1994 to reduce operating costs, to increase the efficiency of the Company's operations, and to align operating expenses with anticipated future business levels. These charges totaled $54 million and required approximately $20 million in cash expenditures. At September 30, 1995, the accruals to provide for expenses not yet incurred declined to below $1 million.

The Company ended the third quarter of 1995 with 815 full time employees. The Company's future success is substantially dependent upon its ability to attract and retain highly skilled technical and sales personnel. Industry competition for highly skilled personnel is intense, and the Company's recent financial performance has challenged its ability to compete for these personnel. The Company believes that the Merger will improve the Company's ability to attract and retain key personnel, however, the loss of key personnel could have a material adverse effect on the Company's business.

Other Income and Expense

Other income and expense consists of interest earned less interest expenses incurred and certain costs associated with implementing the Company's foreign currency hedging program. While the net amounts were immaterial in the periods presented, the Company expects the interest income component to decline due to lower average cash balances.



Income Taxes


The operating loss for the Company in the third quarter of 1995 is anticipated to result in no tax benefit in the current year. The Company believes it may incur tax expenses in various foreign subsidiaries which could result in a net tax expense for the year. At September 30, 1995, the Company had foreign and domestic operating loss carryforwards which are available to offset future taxable income. The realization of the tax benefits related to the loss carryforwards is dependent on the future profitability of the Company and its foreign subsidiaries.


Continuing Losses from Operations

The Company has reported losses from operations for each of the last ten quarters. The Company is experiencing intense competition in its historical markets as well as in new markets targeted by the Company. The Company believes that it is experiencing order delays due to customer anticipation of the introduction of new products in the second half of 1996 and customer concerns regarding the Company's viability. The result of these factors has been reduced current demand for the Company's products, slower than expected acceptance of the Company's products in new markets and reduced gross margins as compared to the supercomputer industry performance. In response to these factors, the Company has taken a number of actions to reduce expenses, including reductions in the size of the Company's workforce. However, the Company has continued to spend aggressively on research and development.

The Company expects financial performance to be below break-even for at least the next two quarters and potentially beyond. As a result, the Company expects to experience liquidity problems in early 1996 unless it (a) can obtain additional capital from currently unidentified sources or by consummating the Merger or (b) curtails or eliminates some of its technology and product development activities which are important to its success in the long term.

Liquidity and Capital Resources

The Company's cash, cash equivalents and short-term investment balances declined by $10 million in the third quarter of 1995, primarily as a result of the Company's operating loss in that quarter. This decline compares to a decline of $7 million in the third quarter of 1994 and a decline of $3 million in the second quarter of 1995. At September 30, 1995, the Company's cash, cash equivalents and short-term investment balances were a total of $24 million.

The Company continues to focus on cash conservation. Receivables decreased by $4 million in the third quarter of 1995 and inventory remained at the same level as the second quarter of 1995. There were essentially no capital expenditures in the third quarter of 1995, compared to $3 million in the third quarter of 1994 and the previous quarter.

The Company has no established borrowing facility or other source of additional capital and no agreement or commitment to provide the Company with additional capital presently exists. In addition, after a thorough investigation of financing alternatives, the Company has been unable to locate a source of additional capital willing to provide an amount of capital sufficient to satisfy the Company's near-term requirements. While some sources have expressed interest in attempting to raise or provide additional capital for the Company, none of these sources has been able to express a high level of confidence in their ability to satisfy the Company's capital requirements given the Company's recent history of losses and near-term prospects and general market factors, including the fact that virtually all of the supercomputer companies still in business in 1994, including Kendall Square Research, Thinking Machines Corporation and Cray Computer Corporation, either are experiencing financial difficulties or have filed bankruptcy.

With financial performance expected to be below break-even for at least the next two quarters and potentially beyond, the Company expects cash, cash equivalents and short-term investment balances to decline to or be below minimum requirements in early 1996 unless it (a) can obtain additional capital from currently unidentified sources or by consummating the Merger or (b) curtails or eliminates some of its technology and product development activities which are important to its success in the long term. The Company believes it will experience severe liquidity problems if the Merger is not completed by January 31, 1996.

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

Merger with Hewlett-Packard

On September 21, 1995, Hewlett-Packard, Subsidiary and Convex entered into the Merger Agreement, which contemplates that Hewlett-Packard will acquire Convex by means of a merger of Subsidiary with and into Convex. Subject to the approval of the holders of a majority of the outstanding shares of common stock, $.01 par value, of Convex ("Convex Common Stock") and certain other conditions set forth in the Merger Agreement, (i) each outstanding share of Convex Common Stock will be converted into the right to receive that fraction of a share (the "Conversion Fraction") of common stock, $1.00 par value, of Hewlett-Packard ("HP Common Stock") as is determined by dividing $4.83 by the average closing price of HP Common Stock for the ten trading day period ending two trading days prior to the effectiveness of the Merger (the "Effective Time"), and (ii) each outstanding option to purchase Convex Common Stock will thereafter constitute an option to acquire that number of whole shares of HP Common Stock equal to the number of shares of Convex Common Stock issuable with respect to such option multiplied by the Conversion Fraction, at a price equal to the exercise price per share of Convex Common Stock divided by the Conversion Fraction. Subject to the consummation of the Merger, Convex will apply the funds credited as of the last payday on or prior to the Effective Time in each participant's payroll withholdings account under the Convex 1995 Employee Stock Purchase Plan to the purchase of whole shares of Convex Common Stock. No fractional shares of HP Common Stock will be issued in the Merger. Cash will be paid in lieu of issuing fractional shares.

After the Effective Time, the 6% Convertible Subordinated Debentures due March 1, 2012 (the "Debentures") issued by Convex will be convertible, at the option of the holders, into whole shares of HP Common Stock at a conversion price determined by dividing $21.75, the current price at which the Debentures are convertible into Convex Common Stock, by the Conversion Fraction. Hewlett-Packard will not succeed to the rights and obligations of Convex under the Indenture dated as of March 1, 1987 relating to the Debentures (the "Indenture") at the Effective Time.

Upon completion of the transaction, which is anticipated by early 1996, Convex will become a wholly-owned subsidiary of Hewlett-Packard.

Nothing in the Merger Agreement prevents the Board of Directors of Convex (the "Convex Board") from soliciting or encouraging, or from considering or negotiating, another proposal for a merger or similar transaction (an "Acquisition Proposal"). Convex, through its financial advisors, PaineWebber Incorporated, has commenced efforts to solicit alternative proposals from potential acquirors. In addition, nothing in the Merger Agreement prevents the Convex Board from approving or recommending an Acquisition Proposal if the Convex Board determines that such Acquisition Proposal would result in a transaction more favorable to Convex's stockholders from a financial point of view that the transaction contemplated by the Merger Agreement (a "Superior Proposal"). If Convex accepts or recommends to its stockholders a Superior Proposal, Convex will be required to pay Hewlett-Packard the sum of $3,750,000, plus Hewlett-Packard's expenses.

Hewlett-Packard has filed with the Securities and Exchange Commission ("Commission") a Registration Statement on Form S-4 under the Securities and Exchange Act of 1933, as amended, with respect to the HP Common Stock to be issued in the Merger. The Proxy Statement/Prospectus forming part of that Registration Statement will be mailed to the record holders of Convex Common Stock after the Registration Statement is declared effective by the Commission, which is expected to occur before the end of 1995.

Legal Proceedings

On September 22, 1995, an action titled Joanne Hoffman v. Robert J. Paluck, Steven J. Wallach, Erich Bloch, H. Berry Cash, Max D. Hopper, Sam K. Smith, Howard D. Wolfe, Convex and Hewlett-Packard (the "Hoffman Action") was filed in the State of Delaware against Convex, Hewlett-Packard and the Convex Board. The Hoffman Action alleges, among other things, that the proposed price per share for the Convex Common Stock is unfairly low and does not accurately reflect the intrinsic value of the Convex Common Stock. The Hoffman Action further alleges that the members of the Convex Board breached their fiduciary duties to Convex by failing to conduct an auction of Convex before signing the Merger Agreement and that the Convex Board failed to exercise independent judgment in agreeing to the Merger. The Hoffman Action alleges that HP owes a fiduciary duty to the stockholders of Convex. The Hoffman Action requests, among other things, that the court enjoin the consummation of the Merger, as well as unspecified damages, and certification as a class action.

On October 2, 1995, a second action titled Gail Gomberg v. Robert J. Paluck, Steven J. Wallach, Erich Bloch, H. Berry Cash, Max D. Hopper, Sam K. Smith, Howard D. Wolfe, Convex and Hewlett-Packard (the "Gomberg Action") was filed in the State of Delaware against Convex, Hewlett-Packard and the Convex Board. The Gomberg Action alleges, among other things, that the Merger is unfair to Convex and its stockholders for the following reasons: (i) the Convex Board did not conduct an auction before entering into the Merger Agreement, (ii) the price offered for shares of Convex Common Stock in the Merger was below the market price on the date that the Merger Agreement was signed, (iii) the Merger will deny the Convex stockholders the right to maximize the value of their securities through the loss of a premium that could be available from other suitors, and (iv) by conducting the foregoing acts, the Convex Board breached their fiduciary duties to Convex and its stockholders. The Gomberg Action also alleges that HP aided and abetted the members of the Convex Board in breaching their fiduciary duties. The Gomberg Action seeks an injunction against the Merger, as well as unspecified damages, certification as a class and other forms of relief.

On October 3, 1995, a third action titled Glenn Faegenburg v. Robert J. Paluck, Steven J. Wallach, Erich Bloch, H. Berry Cash, Max D. Hopper, Sam K. Smith, Howard D. Wolfe and Convex (the "Faegenburg Action") was filed in the State of Delaware against Convex and the individual members of the Convex Board. The Faegenburg Action alleges, among other things, that the proposed price per share is unfairly low and that the members of the Convex Board breached their fiduciary duties to the Convex stockholders. The Faegenburg Action seeks an injunction against the Merger, as well as unspecified damages, certification as a class action as well as other forms of relief.

While no assurance can be given as to the results of the above described actions, HP and Convex believe that each of the above actions lacks merit and intend to defend these actions vigorously.



                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

      Exhibit No.     Description
      -----------     -----------

       2.1 Agreement and Plan of Merger dated as of September 21, 1995, among Hewlett-Packard Company, Convex Computer Corporation and Gemini Project Corporation. Incorporated by reference from Exhibit 2.1 to Hewlett-Packard Company's Registration Statement on Form S-4 (No. 33-63643).




      (b) Reports on Form 8-K
      No reports on Form 8-K were filed by the Company during the fiscal quarter ended September 30, 1995.
















                              SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                CONVEX COMPUTER CORPORATION
                                                Registrant

                                                BY:  DAVID W. CRAIG
                                                   ----------------------

                                                David W. Craig
                                                Chief Financial Officer and
                                                Vice President, Finance
                                                (Principal Finance and
                                                Accounting Officer)

Dated:  November 2, 1995